Form 10-Q
period 1995-03-31
IDS MANAGED FUTURES II L P
filed 1995-05-12
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q

          (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1995 or

               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from            to

                            Commission File Number 0-17443


                               IDS MANAGED FUTURES II, L.P.
               (Exact name of registrant as specified in its charter)


                  Delaware                                     06-1207252
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)              Identification #)


                233 South Wacker Dr., Suite 2300, Chicago, IL  60606
               (Address of principal executive offices)       (Zip Code)


          Registrant's telephone number, including area code (312) 460-4000


                               Not Applicable
             Former name, former address and former fiscal year, if changed since last report.


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
          (or for such shorter  period that the registrant was  required to file  such  reports), and  (2) has  been  subject to  such filing
          requirements for the past 90 days.           Yes   X    No


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1995, and the additional time frames as noted:
                                               Fiscal Quarter     Year to Date      Fiscal Year     Fiscal Quarter      Year to Date
                                                Ended 3/31/95      To 3/31/95     Ended 12/31/94     Ended 3/31/94       To 3/31/94
                                               --------------    --------------    --------------    --------------    -------------
Statement of
Financial Condition                                   X                                  X

Statement of
Operations                                            X                X                                   X                  X

Statement of Changes
in Partners' Capital                                                   X

Statement of
Cash Flows                                                             X                                                      X

Notes to Financial
Statements                                            X


         IDS MANAGED FUTURES II, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED
                                                Mar 31, 1995      Dec 31, 1994
                                               ---------------   --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                 $9,543,304       $8,850,144
   Unrealized gain on open
     futures contracts                              1,608,188          546,622
                                               ---------------   --------------
                                                   11,151,492        9,396,766

Interest receivable                                    44,028           37,615
                                               ---------------   --------------
      Total assets                                $11,195,520       $9,434,381
                                               ===============   ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to IDS and CIS             $51,824          $52,322
   Accrued management fee                              36,992           30,011
   Accrued incentive fee                              115,656                0
   Accrued operating expenses                          46,195           27,869
   Redemptions payable                                195,605           47,038
                                               ---------------   --------------
      Total liabilities                               446,272          157,240

Partners' Capital:
   Limited partners (23,182.43 units               10,458,511        9,034,378
     outstanding at 3/31/95, 23,983.41
     units outstanding at 12/31/94)
   General partners (644.45 units out-                290,737          242,763
     standing at 3/31/95 and 12/31/94)
                                               ---------------   --------------
      Total partners' capital                      10,749,248        9,277,141
                                               ---------------   --------------
      Total liabilities and
        partners' capital                         $11,195,520       $9,434,381
                                               ===============   ==============

See accompanying notes to financial statements.
                                               UNAUDITED

                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS
                                                 Jan 1, 1995      Jan 1, 1995       Jan 1, 1994       Jan 1, 1994
                                                   through          through           through           through
                                                Mar 31, 1995      Mar 31, 1995     Mar 31, 1994      Mar 31, 1994
                                               ---------------   --------------   ---------------   ---------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $915,211         $915,211         ($694,591)        ($694,591)
   Change in unrealized gain (loss)
     on open positions                              1,061,566        1,061,566           256,824           256,824
Interest income                                       110,285          110,285            68,167            68,167
Foreign currency transaction gain (loss)               92,455           92,455            59,655            59,655
                                               ---------------   --------------   ---------------   ---------------
      Total revenues                               $2,179,516       $2,179,516         ($309,945)        ($309,945)



EXPENSES

   Commissions paid to IDS and CIS                    115,042          115,042           131,002           131,002
   Exchange fees                                        2,096            2,096             3,370             3,370
   Management fees                                    100,163          100,163           109,176           109,176
   Incentive fees                                     115,656          115,656            48,347            48,347
   Operating expenses                                  37,935           37,935           (26,661)          (26,661)
                                               ---------------   --------------   ---------------   ---------------
      Total expenses                                  370,892          370,892           265,234           265,234
                                               ---------------   --------------   ---------------   ---------------
      Net profit (loss)                            $1,808,624       $1,808,624         ($575,178)        ($575,178)
                                               ===============   ==============   ===============   ===============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $74.45           $74.45           ($21.60)          ($21.60)
                                               ===============   ==============   ===============   ===============

See accompanying notes to financial statements.
                                                              UNAUDITED

                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1995 through March 31, 1995

                                                                       Limited           General
                                                       Units*         Partners          Partners             Total
                                               ---------------   --------------   ---------------   ---------------
Partners' capital at January 1, 1995                23,983.41       $9,034,378          $242,763        $9,277,141

Net profit (loss)                                                    1,760,649            47,974         1,808,623

Redemptions                                           (800.98)        (336,516)                0          (336,516)
                                               ---------------   --------------   ---------------   ---------------
Partners' capital at March 31, 1995                 23,182.43      $10,458,511          $290,737       $10,749,248
                                               ===============   ==============   ===============   ===============


Net asset value per unit
   January 1, 1995                                                     $376.69           $376.69

Net profit (loss) per unit                                               74.45             74.45
                                                                 --------------   ---------------
Net asset value per unit
   March 31, 1995                                                      $451.14           $451.14



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED

                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS

                                                 Jan 1, 1995      Jan 1, 1994
                                                  through           through
                                                Mar 31, 1995      Mar 31, 1994
                                               ---------------   --------------
Cash flows from operating activities:
   Net profit/(loss)                               $1,808,624        ($575,178)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (1,061,566)        (256,824)
     Interest receivable                               (6,413)              29
     Accrued liabilities                              140,465          (38,048)
     Redemptions payable                              148,567          (46,010)
                                               ---------------   --------------
     Net cash provided by (used in)
       operating activities                         1,029,676         (916,031)

Cash flows from financing activities:

   Partner redemptions                               (336,516)        (117,297)
                                               ---------------   --------------
   Net cash provided by (used in)
     financing activities                            (336,516)        (117,297)
                                               ---------------   --------------
Net increase (decrease) in cash                       693,160       (1,033,328)


Cash at beginning of period                         8,850,144       11,322,539
                                               ---------------   --------------
Cash at end of period                              $9,543,304      $10,289,211
                                               ===============   ==============

See accompanying notes to financial statements.
                                               UNAUDITED




                             IDS MANAGED FUTURES II, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1995



          (1)  GENERAL INFORMATION AND SUMMARY

               IDS Managed Futures II, L.P. (the "Partnership"), a limited partnership organized in April 1987 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The general partners are IDS Futures Corporation and CIS Investments, Inc. The clearing broker is Cargill Investor Services, Inc. (the "Clearing Broker"), the parent company of CIS Investments, Inc. IDS Futures Corporation is an affiliate of IDS Financial Services Inc. which acts as the Partnership's introducing broker and selling agent. Effective January 1, 1995, IDS Financial Corporation, the parent company of IDS Financial Services Inc., changed its name to American Express Financial Corporation and IDS Financial Services Inc. changed its name to American Express Financial Advisors Inc. These were solely name changes; the management and structure of each company did not change.

               Units of limited partnership interest ("Units") were offered by IDS Financial Services Inc. commencing July 14, 1987 through December 31, 1988. As of December 31, 1988, 60,127.14 Units representing a total investment of $14,983,249 had been sold and accepted into the Partnership (excluding 627.95 Units purchased by the General Partners for $150,110). A final group of investors purchasing Units worth $423,750 between December 20, 1988 and December 31, 1988 were admitted into the Partnership on January 31, 1989, at a Net Asset Value of $255.27. The General Partners also purchased an additional $3,960 of Units on January 31, 1989.

               The Partnership shall be terminated on December 31, 2007 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the General Partners to dissolve the Partnership as of a specific date; (2) withdrawal, removal, insolvency, bankruptcy, legal disability or dissolution of the General Partners of the Partnership; (3) bankruptcy or insolvency of the Partnership;
          (4) decrease in the net asset value to less than $1,500,000; (5) the Partnership is declared unlawful, or (6) the net asset value per Unit declines to less than $125 per Unit and the General Partners elect to withdraw from the Partnership.

          (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies which the Partnership follows in preparing its financial statements.

               Revenue Recognition

               Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset.
          Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter.

               The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 80 percent of the average 90-day Treasury bill rate for U.S. Treasury bills issued during that month.

               Commissions

               Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $58.75 per round-turn contract to Cargill Investor Services, Inc. Cargill Investor Services, Inc. then reallocates the appropriate portion to American Express Financial Advisors Inc.

               Foreign Currency Transactions

               Trading accounts on foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions are translated at an average exchange rate for the quarter while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.

               Statements of Cash Flow

               For  purposes   of  the  statements  of   cash  flows,  cash
          represents cash on deposit with the Clearing Broker in commodity futures trading accounts.

          (3)  FEES

               Management fees are accrued and paid monthly, and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Co., Inc. ("JWH") and Sabre Fund Management Limited ("Sabre") the Partnership's Commodity Trading Advisors ("CTAs"). The CTAs receive a monthly management fee of 1/3 of 1% of the month-end net asset value of the Partnership under their management. Both of the CTAs receive 15% of the Partnership's trading profits, if any, in each quarter attributable to each manager's trading.

          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro-rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $27,195 and $0 for the periods ended March 31, 1995 and March 31, 1994, respectively, and is included in operating expenses in the Statements of Operations.

          (5)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

               The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at its Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier.

               The Partnership holds futures  and futures options positions on the various exchanges throughout the world. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

          (6)  FINANCIAL STATEMENT PREPARATION

               The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals.

               The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.

             Item 2.  Management's Discussion and Analysis of Financial
                         Condition and  Results of Operation


                         Fiscal Quarter ended March 31, 1995

               The Partnership  recorded a  profit of $1,808,624  or $74.45 per Unit for the first quarter of 1995. The first month of the year was difficult due in part to losses in global interest rates and foreign exchange. However, the next two months saw profitable trends in the financial markets. As a result, the first quarter ended positively for the Partnership's accounts managed by John W. Henry & Co., Inc. but negatively for Sabre Fund Management Limited.

               In January the financial markets were impacted by speculation regarding a possible Federal Reserve monetary tightening as a further effort to moderate domestic economic growth and inflation. The continued uncertainty regarding the financial crisis in Mexico and possible ramifications of the earthquake in Kobe, Japan also weighed on the financial markets. Therefore, the Partnership recorded a loss of $288,704 or $11.72 per Unit in January.

               During the month of February, global political and financial events, including the sudden demise of the British merchant bank, Barings PLC, sent stock prices falling around the world and investors rushing to the safety of German marks and U.S. bonds. The German mark benefited substantially from the uncertain state of many world economies and gained steadily versus the U.S. and other European currencies. The U.S. dollar also sank to new postwar lows versus Japanese yen. Long positions in foreign exchange and favorable positions in the Japanese financial markets generated substantial gains for the Partnership. As a result, the Partnership recorded a profit of $982,093 or $40.20 per Unit in February.

               The decline in value of the U.S. dollar gained momentum and accelerated in March. Market participants ignored efforts by central bankers to support the dollar, including an unanticipated move by the German Bundesbank to lower short term rates late in March. By month end, the dollar reached yet another postwar low against the U.S. dollar and fell considerably against the German mark. Positive performance during the month was dominated by
          strong  trends  in foreign  exchange.         Gains  in  currency
          positions, global interest rates and stock indexes resulted in the Partnership recording a profit of $1,115,235 or $45.97 per Unit in March.

               On March 23, 1995, Juanita M. Costa resigned as a Vice President and Director of IDS Futures Corporation, one of the General Partners of the Partnership.

               During the quarter, investors redeemed a total of 800.98 Units. At the end of the quarter there were 23,826.88 Units outstanding (including 644.45 Units owned by the General Partners).





                         Fiscal Quarter ended March 31, 1994


               During the first quarter of 1994, the Partnership recorded a loss of $575,178.41 or $21.60 per Unit. The first two months of the year were especially difficult as the interest rate and currency markets were unsettled, showing little direction. March, however, brought some stability to the markets. As a result, the first quarter ended on a negative note for the Partnership's accounts of Chang Crowell Management Corp. and Sabre Fund Management Limited but positive for John W. Henry & Co., Inc. (Note: on November 16, 1994 Chang Crowell was terminated as an Advisor to the Partnership and on December 12, 1994 the assets formerly managed by Chang Crowell were allocated to Sabre Fund Management Limited).

               Trading in the financial sector, particularly in global interest rates which had contributed to much of last year's substantial returns, began the year on a negative note. The Japanese financial markets were unsettled due to the initial failure of the government to generate support for its economic revival package. Trading in foreign currency exchange was also negative as the U.S. dollar seesawed against the German mark and Japanese yen throughout the month. Therefore, the Partnership posted a loss of $521,504.88 or $19.63 per Unit in January.

               Considerable uncertainty and resulting volatility continued in the financial markets in February. The Federal Reserve raised its short term Fed Fund rate potentially signaling higher rates in the months ahead. Global interest rate markets reacted sharply as prices fell around the world. In addition, the speculation of a trade war between the U.S. and Japan caused price fluctuations in the yen/dollar relationship. Overall, profits in global interest rates were offset by losses in the foreign exchange markets. The Partnership recorded a loss of $532,050.76 or $20.13 per Unit in February.

               March was a profitable month for all three of the traders of the Partnership. Accelerating worldwide economic and political turmoil created sharp declines in global stock and bond prices. Political unrest, including trade tensions between the U.S. and Japan, an assassination in Mexico, instability in Russia and a potential conflict in Korea weighed heavily on the financial markets. Collapsing markets provided definite trend following opportunities in which both traders were able to profit. Trading in currencies, most notably the Japanese yen, German mark and Swiss franc also contributed to gains. Increased investor demand for silver caused a profitable uptrend for the traders. The Partnership posted a gain of $478,377.23 or $18.16 per Unit in March.

               During the quarter investors redeemed a total of 284.59 Units. At the end of the quarter there were 26,288.04 Units outstanding (including the 644.45 Units owned by the General Partners.)

                             Part II.  OTHER INFORMATION



          Item 1.   Legal Proceedings

                    None

          Item 2.   Changes in Securities

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a vote of Security Holders

                    None

          Item 5.   Other Information

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    a)  Exhibits

                          None

                    b)  Reports on Form 8-K

                          None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



          Date: May   , 1995             IDS MANAGED FUTURES II, L.P.

                                        By:  CIS Investments, Inc.
                                             One of its General Partners





          Date: May  , 1995             By:  /s/ Donald J. Zyck
                                             Donald J. Zyck,
                                             Secretary & Treasurer

                                        (Duly authorized Officer of the
                                        General Partner and the Principal
                                        Financial Officer of the General
                                        Partner)