Form 10-Q
period 1995-06-30
IDS MANAGED FUTURES II L P
filed 1995-08-11
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q

          (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1995 or

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

                                 Yes   X    No



                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1995, and the additional time frames as noted:
                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/95     To 6/30/95    Ended 12/31/94 Ended 6/30/94   To 6/30/94
                                               --------------   --------------   -------------- --------------------------
Statement of
Financial Condition                                   X                               X

Statement of
Operations                                            X               X                              X             X

Statement of Changes
in Partners' Capital                                                  X

Statement of
Cash Flows                                                            X                                            X

Notes to Financial
Statements                                            X


         IDS MANAGED FUTURES II, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED
                                                Jun 30, 1995     Dec 31, 1994
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $11,141,858      $8,850,144
   Unrealized gain on open
     futures contracts                                 16,848         546,622
                                               ---------------  --------------
                                                   11,158,706       9,396,766

Interest receivable                                    43,596          37,615
                                               ---------------  --------------
      Total assets                                $11,202,302      $9,434,381
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to IDS and CIS             $14,664         $52,322
   Accrued management fee                              37,091          30,011
   Accrued incentive fee                               58,032               0
   Accrued operating expenses                          60,434          27,869
   Redemptions payable                                 93,447          47,038
                                               ---------------  --------------
      Total liabilities                               263,668         157,240

Partners' Capital:
   Limited partners (22,542.62 units               10,634,611       9,034,378
     outstanding at 6/30/95, 23,983.41
     units outstanding at 12/31/94)
   General partners (644.45 units out-                304,023         242,763
     standing at 6/30/95 and 12/31/94)
                                               ---------------  --------------
      Total partners' capital                      10,938,634       9,277,141
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $11,202,302      $9,434,381
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED

                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS
                                                 Apr 1, 1995     Jan 1, 1995     Apr 1, 1994    Jan 1, 1994
                                                   through         through         through        through
                                                Jun 30, 1995     Jun 30, 1995   Jun 30, 1994   Jun 30, 1994
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $2,190,496      $3,105,707       $600,140       ($94,450)
   Change in unrealized gain (loss)
     on open positions                             (1,591,339)       (529,773)       322,349        579,173
Interest income                                       128,204         238,489         86,240        154,407
Foreign currency transaction gain (loss)                1,270          93,725         65,244        124,899
                                               ---------------  --------------  -------------  -------------
      Total revenues                                 $728,631      $2,908,147     $1,073,973       $764,029



EXPENSES

   Commissions paid to IDS and CIS                     43,069         158,110        111,366        242,367
   Exchange fees                                        1,607           3,703          3,021          6,391
   Management fees                                    113,516         213,679        112,701        221,877
   Incentive fees                                      59,509         175,165         84,783        133,131
   Operating expenses                                  16,498          54,433         13,019        (13,642)
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  234,198         605,091        324,890        590,123
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                              $494,433      $2,303,057       $749,083       $173,906
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $20.62          $95.07         $28.81          $7.21
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED

                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1995 through June 30, 1995

                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1995                23,983.41      $9,034,378       $242,763     $9,277,141

Net profit (loss)                                                   2,241,796         61,260      2,303,056

Redemptions                                         (1,440.79)       (641,563)             0       (641,563)
                                               ---------------  --------------  -------------  -------------
Partners' capital at June 30, 1995                  22,542.62     $10,634,611       $304,023    $10,938,634
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1995                                                    $376.69        $376.69

Net profit (loss) per unit                                              95.07          95.07
                                                                --------------  -------------
Net asset value per unit
   June 30, 1995                                                      $471.76        $471.76



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED

                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS

                                                 Jan 1, 1995     Jan 1, 1994
                                                  through          through
                                                Jun 30, 1995     Jun 30, 1994
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                               $2,303,057        $173,906
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              529,774        (579,173)
     Interest receivable                               (5,981)         (4,544)
     Accrued liabilities                               60,020             (89)
     Redemptions payable                               46,409         113,831
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                         2,933,277        (296,068)

Cash flows from financing activities:

   Partner redemptions                               (641,563)       (448,969)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (641,563)       (448,969)
                                               ---------------  --------------
Net increase (decrease) in cash                     2,291,714        (745,037)


Cash at beginning of period                         8,850,144      11,322,539
                                               ---------------  --------------
Cash at end of period                             $11,141,858     $10,577,502
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED




                             IDS MANAGED FUTURES II, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1995


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

          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro-rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $33,934 and $2,238 for the periods ended June 30, 1995 and June 30, 1994, respectively, and is included in operating expenses in the Statements of Operations.

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



             Item 2.  Management's Discussion and Analysis of Financial
                         Condition and  Results of Operation


                          Fiscal Quarter ended June 30, 1995

               The Partnership recorded a profit of $494,432 or $20.62 per Unit for the second quarter of 1995. The first month of the quarter was profitable with the strongest gains derived from foreign currency markets. The next two months saw losses in interest rates and foreign exchange. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Co., Inc. and Sabre Fund Management Limited.

               The decline of the U.S. dollar continued in April, with the U.S. dollar falling 19% against the Japanese yen, 15% against the Swiss franc and 13% against the German mark. Therefore, positions in the foreign currency and global interest rate markets, including those of the United States, the United Kingdom, France and Australia resulted in strong gains for the Partnership. The Partnership recorded a profit of $535,107 or $22.46 per Unit in April.

               The fixed income markets in the U.S. rose steadily in May. Behind this move were beliefs that the U.S. economy was slowing, inflation remained in check, and the federal reserve was unlikely to raise interest rates again and would possibly lower them in the next few months. Positions in U.S. and international fixed income markets generated strong gains during the month, but performance results in foreign exchange partially offset these gains. As a result, the Partnership recorded a profit of $207,190 or $8.76 per Unit in May.

               The financial sector in the month of June was influenced by economic and political uncertainties in several major countries, specifically the U.S., Japan, Great Britain and Germany. The global marketplace was also confronted with the mid-month G-7 meeting in Nova Scotia, the perception that the Bundesbank would lower the discount and Lombard rates, and the continued U.S.-Japan trade dispute. The failing Japanese economy and problems in the banking sector contributed to the decline of the Nikkei, which fell below 15,000 for the first time since August 1992. As a result of these uncertainties, the Partnership recording a loss of $247,865 or $10.60 per Unit in June.

               During the quarter investors redeemed a total of 639.79 Units. At the end of the quarter there were 23,187.07 Units outstanding (including 644.45 Units owned by the General Partners).



                          Fiscal Quarter ended June 30, 1994

               During the second quarter of 1994, the Partnership recorded a profit of $749,083 or $28.81 per Unit. The first month of the second quarter was difficult due in part to losses in interest rates and "soft" commodities. However, the next two months saw profitable trends in physical commodities and financials. As a result, the second quarter ended positively for the Partnership's accounts managed by Chang Crowell Management, Inc., John W. Henry & Co., Inc. and Sabre Fund Management Limited.

               During April, the U.S. Federal funds rate was increased for the third time in three months, causing U.S. bonds to weaken and contributing to the overall decline in global fixed income. Gains resulting from the continued strength of the Japanese yen against the U.S. dollar were offset by losses in other currencies. Further, trading in silver, soybean oil, cotton and sugar was unprofitable. Therefore, the Partnership recorded a loss of $66,212.45 or $2.52 per Unit in April.

               In May, the downward trend dominating bond markets since January continued. Overall, short positions in U.S. and European interest rate markets resulted in gains and provided the primary source of profits in May. Trading in foreign exchange was unfavorable, with losses in the Japanese yen, German mark and Swiss franc. Positions in crude oil generated gains, and long positions in coffee were particularly profitable as prices rose in reaction to a tight supply worldwide. The Partnership recorded a gain of $345,022.60 or $13.20 per Unit in May.

               During the month of May, one of the General Partners had some changes in officer positions. On May 25, 1994, John R. Thomas resigned as President and Director of IDS Futures Corporation and Janis E. Miller became President and Director as of this same date.

               After an extended period of lackluster trading, strong trends began to emerge in currency markets during June. The U.S. dollar declined against major European currencies, with long positions in these currencies generating substantial gains. In commodities, profits in coffee and crude oil outweighed losses in grains, cotton and sugar. An already tight global coffee supply, coupled with a freeze in coffee growing regions of Brazil, pushed prices to their highest level since 1986, and crude oil prices rose as OPEC affirmed its commitment to hold production to current levels. The Partnership recorded a gain of $470,273.34 or $18.13 per Unit in June.

               During the quarter, investors redeemed a total of 763.78 Units. At the end of the quarter there were 25,524.25 Units outstanding (including 644.45 Units owned by the General Partners).



                        Fiscal Quarter ended March 31, 1995

               The Partnership recorded a profit of $1,808,624 or $74.45 per Unit for the first quarter of 1995. The first month of the year was difficult due in part to losses in global interest rates and foreign exchange. However, the next two months saw profitable trends in the financial markets. As a result, the second quarter ended positively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited.

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

               During the month of February, global political and financial events, including the sudden demise of the British merchant bank, Barings PLC, sent stock prices falling around the world and investors rushing to safety in German marks and U.S. bonds. The German mark benefited substantially from the uncertain state of many world economies and gained steadily versus the U.S. and other European currencies. There was a global lack of support for the U.S. dollar as it declined against many European currencies and sank to new postwar lows versus Japanese yen.
          Long positions in foreign exchange and favorable positions in the Japanese markets generated substantial gains for the Partnership.
           As a result, the Partnership recorded a profit of $982,093 or $40.20 per Unit in February.

               The decline in value of the U.S. dollar gained momentum and accelerated in March. Market participants ignored efforts by central bankers to support the dollar, including an unanticipated move by the German Bundesbank to lower short term rates late in March. By month end, the dollar reached yet another postwar low. Positive performance during the month was dominated by strong trends in foreign exchange. Gains in currency positions, global interest rates and stock indexes resulted in the Partnership recording a profit of $1,115,235 or $45.97 per Unit in March.

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

               Considerable uncertainty and resulting volatility continued in the financial markets in February. The Federal Reserve raised its short term Federal funds rate potentially signaling higher rates in the months ahead. Global interest rate markets reacted sharply as prices fell around the world. In addition, the speculation of a trade war between the U.S. and Japan caused price fluctuations in the yen/dollar relationship. Overall, profits in global interest rates were offset by losses in the foreign exchange markets. The Partnership recorded a loss of $532,050.76 or $20.13 per Unit in February.

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

               During the quarter investors redeemed a total of 284.59 Units. At the end of the quarter there were 26,288.04 Units outstanding (including the 644.45 Units owned by the General Partners).




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



          Date:   August     , 1995         IDS MANAGED FUTURES II, L.P.

                                            By:   CIS Investments, Inc.
                                                  One of its General
                                                  Partners



          Date:   August      , 1995        By:/s/ Donald J. Zyck
                                                   Donald J. Zyck,
                                                   Secretary & Treasurer


                                            (Duly authorized Officer of the
                                            General Partner and the
                                            Principal Financial Officer of
                                            the General Partner)