Form 10-Q
period 1995-09-30
IDS MANAGED FUTURES II L P
filed 1995-11-14
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1995 or

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

                                Yes   X    No

                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1995, and the additional time frames as noted:
                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/95     To 9/30/95    Ended 12/31/94 Ended 9/30/94   To 9/30/94
                                               --------------   --------------   -------------- --------------------------
Statement of
Financial Condition                                   X                               X

Statement of
Operations                                            X               X                              X             X

Statement of Changes
in Partners' Capital                                                  X

Statement of
Cash Flows                                                            X                                            X

Notes to Financial
Statements                                            X


         IDS MANAGED FUTURES II, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED
                                                Sep 30, 1995     Dec 31, 1994
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $10,675,561      $8,850,144
   Unrealized gain on open
     futures contracts                                 59,907         546,622
                                               ---------------  --------------
                                                   10,735,468       9,396,766

Interest receivable                                    39,675          37,615
                                               ---------------  --------------
      Total assets                                $10,775,143      $9,434,381
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to IDS and CIS             $34,444         $52,322
   Accrued management fee                              35,616          30,011
   Accrued incentive fee                                    0               0
   Accrued operating expenses                          55,772          27,869
   Redemptions payable                                 70,919          47,038
                                               ---------------  --------------
      Total liabilities                               196,752         157,240

Partners' Capital:
   Limited partners (22,093.29 units               10,278,570       9,034,378
     outstanding at 9/30/95, 23,983.41
     units outstanding at 12/31/94) (see Note 1)
   General partners (644.45 units out-                299,821         242,763
     standing at 9/30/95 and 12/31/94) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      10,578,391       9,277,141
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $10,775,143      $9,434,381
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED

                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS
                                                 Jul 1, 1995     Jan 1, 1995     Jul 1, 1994    Jan 1, 1994
                                                   through         through         through        through
                                                Sep 30, 1995     Sep 30, 1995   Sep 30, 1994   Sep 30, 1994
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($101,870)     $3,003,837       $112,564        $18,114
   Change in unrealized gain (loss)
     on open positions                                 43,058        (486,715)      (949,424)      (370,251)
Interest income                                       118,162         356,650         99,036        253,443
Foreign currency transaction gain (loss)                  427          94,151         22,300        147,199
                                               ---------------  --------------  -------------  -------------
      Total revenues                                  $59,777      $2,967,924      ($715,524)       $48,504



EXPENSES

   Commissions paid to IDS and CIS                     94,137         252,247        114,662        357,029
   Exchange fees                                        1,164           4,867          2,851          9,241
   Management fees                                    108,475         322,154        106,004        327,881
   Incentive fees                                           0         175,165              0        133,131
   Operating expenses                                   5,376          59,809          8,490         (5,152)
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  209,151         814,242        232,006        822,130
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                             ($149,375)     $2,153,682      ($947,530)     ($773,625)
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 ($6.53)         $88.54        ($37.28)       ($30.07)
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED

                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1995 through September 30, 1995

                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1995                23,983.41      $9,034,378       $242,763     $9,277,141

Net profit (loss)                                                   2,096,624         57,058      2,153,682

Redemptions (see Note 1)                            (1,890.12)       (852,432)             0       (852,432)
                                               ---------------  --------------  -------------  -------------
Partners' capital at September 30, 1995             22,093.29     $10,278,570       $299,821    $10,578,391
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1995                                                    $376.69        $376.69

Net profit (loss) per unit                                              88.54          88.54
                                                                --------------  -------------
Net asset value per unit
   September 30, 1995                                                 $465.23        $465.23



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED

                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS

                                                 Jan 1, 1995     Jan 1, 1994
                                                  through          through
                                                Sep 30, 1995     Sep 30, 1994
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                               $2,153,682       ($773,625)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              486,715         370,251
     Interest receivable                               (2,060)         (7,840)
     Accrued liabilities                               15,632         (79,596)
     Redemptions payable                               23,881          29,462
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                         2,677,850        (461,348)

Cash flows from financing activities:

   Partner redemptions                               (852,432)       (687,172)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (852,432)       (687,172)
                                               ---------------  --------------
Net increase (decrease) in cash                     1,825,418      (1,148,520)


Cash at beginning of period                         8,850,144      11,322,539
                                               ---------------  --------------
Cash at end of period                             $10,675,561     $10,174,019
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED




                             IDS MANAGED FUTURES II, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                  September 30, 1995


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

               Units of limited partnership interest ("Units") were offered by IDS Financial Services Inc. commencing July 14, 1987 through December 31, 1988. The total amount of the offering was $40,000,000. There is no definite number of Units authorized for the Partnership because investors affiliated with the Selling Agent of the Partnership were not required to pay selling commissions. As of December 31, 1988, 60,127.14 Units representing a total investment of $14,983,249 had been sold and accepted into the Partnership (excluding 627.95 Units purchased by the General Partners for $150,110). A final group of investors purchasing Units worth $423,750 between December 20, 1988 and December 31, 1988 were admitted into the Partnership on January 31, 1989, at a Net Asset Value of $255.27. The General Partners also purchased an additional $3,960 of Units on January 31, 1989.

               No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a Limited Partner may cause any or all of his or her Units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per Unit on ten days written notice to the General Partners. There are no additional charges to the investors at redemption. The General Partners may declare additional redemption dates upon notice to the Limited Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Limited Partnership Agreement contains a full description of redemption and distribution procedures.

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

               Financial Accounting Standards Board ("FASB") Interpretation No. 39 Reporting

               Reporting in accordance with FASB Interpretation No. 39 ("FIN 39) is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership's financial statements.

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

               Foreign Currency Transactions

               Trading accounts on foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the quarter while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.

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


          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro-rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $31,842 and $0 for the periods ended September 30, 1995 and September 30, 1994, respectively, and is included in operating expenses in the Statements of Operations.


          (5)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

               The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at its Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

               The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of non-performance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

               The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
          does not trade over the counter contracts.   As defined by SFAS
          105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss.

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

               The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1995:


           COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)

           AGRICULTURAL COMMODITIES        74.00

           FOREIGN CURRENCIES              (2,263)


           STOCK INDICES                   (11,380)

           ENERGIES                        (3,060)

           METALS                          23,847

           INTEREST RATE INSTRUMENTS       52,689



           TOTAL                           59,907



               The range of maturity dates of these exchange traded open contracts is October of 1995 through September of 1996. The average open trade equity for period of January 1, 1995 to September 30, 1995 was $530,940.

          The margin requirement at September 30, 1995 was $882,751. To meet this requirement, the Partnership had on deposit with the Clearing Broker $9,603,854 in segregated funds and $1,131,614 in secured funds.


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




             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION


                       FISCAL QUARTER ENDED SEPTEMBER 30, 1995

               The Partnership recorded a loss of $149,375 or $6.52 per Unit for the third quarter of 1995. The first and third months of the quarter posted losses due in part to trend reversals in several key markets and difficult foreign exchange markets, respectively. The second month of the quarter posted a gain primarily as a result of profitable foreign exchange markets. Overall, the third quarter ended negatively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited. At September 30, 1995, John W. Henry & Co., Inc. was managing 81% of the Partnership's assets and Sabre Fund Management Limited was managing 19% of the Partnership's assets.

               During July, the financial sector was influenced by worldwide interest rate fluctuations. The U.S. saw the first interest rate reduction in nearly three years. Japan and certain European countries also took action to dampen rates, which, along with the U.S. initiative, generated improved global market sentiment. U.S. interest rate trading suffered losses, as did positions in global stock indexes. The Partnership recorded a loss of $64,997 or $2.80 per Unit in July.

               The weakened Japanese yen dominated the trading environment in August. In the wake of Japan's new regulatory package designed to encourage overseas investing, the yen plummeted against most major currencies. The U.S. dollar clearly benefited from this action, soaring to its highest level against the Japanese yen in six months. Traditional commodity trading was poor overall. The Partnership recorded a profit of $92,516 or $4.01 per Unit in August.

               On August 22, 1995, Morris Goodwin, Jr. was appointed as a Director of IDS Futures Corporation, one of the General Partners of the Partnership.

               In the foreign exchange markets, the U.S. dollar continued to rise until the last week of September, when it nose-dived four to five percent against other currencies. The dollar's swift decline followed a negative U.S. trade deficit report and lack of continued dollar support from the Bank of Japan. Trading in interest rates, particularly Japanese Government bonds, also led to small losses. Crude oil positions incurred substantial losses for the month, and trading in copper and aluminum was unprofitable. As a result, the Partnership recorded a loss of $176,894 or $7.73 per Unit in September.

               During the quarter investors redeemed a total of 449.31 Units. At the end of the quarter there were 22,737.74 Units outstanding (including 644.45 Units owned by the General Partners).

               During the fiscal quarter ended September 30, 1995, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

               The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

               See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partners assurance that the Partnership will not suffer trading losses through the Clearing Broker.



                       FISCAL QUARTER ENDED SEPTEMBER 30, 1994

               During the third quarter of 1994, the Partnership recorded a loss of $947,530 or $37.28 per Unit. Concerns which weighed on the markets for several months, specifically fears regarding rising U.S. inflation, the direction of global interest rates and difficult trade talks between the U.S. and Japan left many markets directionless. As a result, the third quarter ended negatively for the Partnership's accounts managed by Chang Crowell Management Corporation, John W. Henry & Co., Inc. and Sabre Fund Management Limited (Note: on November 16, 1994 Chang Crowell was terminated as an Advisor to the Partnership and on December 12, 1994 the assets formerly managed by Chang Crowell were allocated to Sabre Fund Management Limited).

               July was a difficult month for traders as the dual trends of higher global interest rates and a weak U.S. dollar suddenly reversed direction. As a result, trading in foreign exchange was unprofitable. Grains and precious metals registered relatively minor losses while positions in crude oil, coffee and corn posted gains. The Partnership recorded a loss of $363,403 or $14.24 per Unit in July.

               In August, losses were widespread throughout interest rates, currencies, precious metals and European bonds. Japanese yen trading contributed losses as concerns of U.S. and Japan trade negotiations once again moved to the center stage. President Clinton's low opinion poll ratings, his struggle to pass a crime bill and an uncertain outlook for health care reform put the U.S. dollar on the defensive, adding losses. The Partnership recorded a loss of $504,974 or $19.90 per Unit in August.

               In September, trading in global interest rates was difficult as markets lacked clear direction due to a range of economic uncertainties. Positions in gold and crude oil were unfavorable while more traditional markets like sugar and soybeans were profitable. Trading in foreign exchange, most notably the European currencies, generated the majority of profits. The Partnership recorded a loss of $79,153 or $3.14 per Unit in September.

               During the quarter, investors redeemed a total of 575 Units. At the end of the quarter there were 24,949.56 Units outstanding (including 644.45 Units owned by the General Partners).

             Events subsequent to Fiscal Quarter ended September 30, 1994

               During the month of October, one of the General Partners had a change in officer positions. On October 24, 1994, Linda M. Baird resigned as Assistant Vice President, Secretary and Treasurer of CIS Investments, Inc. and Donald J. Zyck became Secretary and Treasurer as of this same date.



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



          Date: November     , 1995        IDS MANAGED FUTURES II, L.P.

                                           By: CIS Investments, Inc.
                                               One of its General Partners




          Date: November     , 1995         By:/s/ Donald J. Zyck
                                                   Secretary & Treasurer


                                               (Duly authorized Officer of
                                                the General Partner and the
                                                Principal Financial Officer
                                                of the General Partner)