Form 10-K
period 1995-12-31
IDS MANAGED FUTURES II L P
filed 1996-03-20
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended          Commission File No.
                  December 31, 1995                    0-17443


                             IDS MANAGED FUTURES II, L.P.
                (Exact name of registrant as specified in its charter)

               Delaware                                   06-1207252
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification #)

               233 South Wacker Drive, Suite 2300, Chicago, IL   60606
               (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code (312) 460-4000

          Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Units of Limited Partnership Interest

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
          requirements for the past 90 days:      Yes    X       No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: [X]

          There is no public market for the units of limited partnership interest. Accordingly, information with respect to the aggregate market value of units of limited partnership interest held by non-affiliates has not been supplied.

          Registrant has no voting stock.




                             Index to exhibits on page 24


                         Documents Incorporated by Reference

          Incorporated by reference in Part I, Item 1 is the Partnership Prospectus dated July 14, 1987 filed pursuant to Rule 424 under the Securities Act of 1933 and its supplements dated May 4, 1988 and November 4, 1988.

          Incorporated by reference in Part I, Item 1 and Part IV, Item 14 is Registration Statement No. 33-13938 of the Partnership on Form S-1 under the Securities Act of 1933, declared effective on July 14, 1987.


          Post Effective Amendment:

          1. To the Registration Statement declared effective on April 27, 1988 incorporated by reference.

          Post Effective Amendment:

          2. To the Registration Statement declared effective on May 4, 1988 incorporated by reference.



                                        Part I

          Item 1.  Business

          IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act"), and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the
          Partnership's introducing broker and selling agent.   Effective
          January 1, 1995, IDS Financial Corporation, the parent company of IDS Financial Services Inc., changed its name to American Express Financial Corporation and IDS Financial Services Inc. changed its name to American Express Financial Advisors Inc. These were solely name changes; the management and structure of each company did not change.

          CIS is a "Futures Commission Merchant," the General Partners are "Commodity Pool Operators," IDS is an "Introducing Broker" and the trading advisors to the Partnership are "Commodity Trading Advisors" as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). AXP Advisors and CIS are also registered as broker-dealers with the National Association of Securities Dealers, Inc. ("NASD") and the SEC.

          Through March 3, 1989 trading decisions for the Partnership were made by five independent commodity trading advisors, Commodity Monitors, Inc., John W. Henry & Co., Inc., Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund
          Management Limited.   Mint Investment Management Company no
          longer traded assets of the Partnership after March 3, 1989 and Neims-Stoken Partnership no longer traded assets of the Partnership after October 13, 1989. In addition, Commodity Monitors, Inc. ceased trading at the end of April 1991. Chang Crowell Management Corporation began trading assets of the Partnership in August 1991 and ceased trading on November 16, 1994. At December 31, 1995, John W. Henry & Co., Inc. and Sabre Fund Management Limited made all trading decisions for the Partnership.

          Units of limited partnership interest ("Units") were offered by AXP Advisors commencing July 14, 1987 through December 31, 1988. The total amount of the offering was $40,000,000. There is no definite number of Units authorized for the Partnership because investors affiliated with the Selling Agent of the Partnership were not required to pay selling commissions. As of December 31, 1988, 60,127.14 Units representing a total investment of $14,983,249 had been sold and accepted into the Partnership (excluding 627.95 Units purchased by the General Partners for $150,110). A final group of investors purchasing Units worth $423,750 between December 20, 1988 and December 31, 1988 were admitted into the Partnership on January 31, 1989, at a Net Asset Value of $255.27. The General Partners also purchased an additional $3,960 of Units on January 31, 1989.

          The offering was made pursuant to a Registration Statement on Form S-1 and Prospectus declared effective with the Securities and Exchange Commission ("SEC") on July 14, 1987 and supplements thereto. The minimum subscription size was $5,000 for investors not affiliated with AXP Advisors and $4,700 for affiliated investors (affiliated investors did not have to pay selling
          commissions of 6% of the investment amount).   In the case of
          Individual Retirement Accounts and Keogh Plans the minimum subscription size was $1,000 in most jurisdictions and $940 for affiliated investors. A selling commission of 6% was charged to all non-affiliated investors. Through January 31, 1989 a total of $897,126 was paid to AXP Advisors as selling commissions.
          Upon completion of the offering period, the Partnership began to reimburse the General Partners for organization and offering costs advanced by them on behalf of the Partnership. The organization and offering costs for the Partnership which were originally estimated at $825,000 amounted to $642,710. During 1988 and 1989, $13,702 and $48,480, respectively, was reimbursed to the General Partners by the Limited Partners redeeming prior to the recovery of these expenses. In 1989 the Partnership had additional organization and offering expenses of $18,619. The balance of these expenses, which totaled $580,528, was reimbursed from interest income earned on the net assets of the Partnership on deposit with the clearing broker.

          The General Partners each contributed $77,035 (a total of $154,070) in cash to the capital of the Partnership, which was approximately 1.05% of the total contributions to the Partnership (less selling commissions) by all Partners. The General Partners received in exchange for such contribution 644.4502 Units of Partnership interest (322.2251 Units each).

          Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more trading advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into an Advisory Contract with each of Commodity Monitors, Inc., John W. Henry and Co., Inc., Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund Management Limited (the "Advisors"). Commencing on March 1, 1988, after the conclusion of the initial offering period with respect to the Partnership's Limited Partnership Units, the Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. Mint Investment Management Company gave notice to the Fund that they were withdrawing as an Advisor due to a restructuring of their business. After February 28, 1989 Mint Investment Management Company no longer traded assets of the Partnership. Further, Neims-Stoken Partnership was closed out on October 13, 1989 due to poor trading performance. The assets remaining from both Mint and Neims-Stoken were allocated among the remaining Advisors.
          The assets formerly managed by John W. Henry & Co., Inc. ("JWH") pursuant to its Original Trading Method were allocated to another program operated by JWH, the KT Financial and Metals Portfolio as of February 1989. Further, Commodity Monitors, Inc. ceased trading assets of the Partnership due to poor trading performance in April 1991 and Chang Crowell Management Corporation ("Chang Crowell") began trading assets in August 1991. As of November 16, 1994 Chang Crowell was terminated as an Advisor to the Partnership and on December 12, 1994 the assets formerly managed by Chang Crowell were allocated to Sabre Fund Management Limited ("Sabre").

          The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership (for a more precise definition, see the Exhibit "the Registration Statement on Form S-1" hereto)) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts. The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Partnership. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into the brokerage clearing agreement and related customer agreements with their affiliates, CIS and AXP Advisors, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement ($58.75 per round turn trade to CIS which in turn reallocates $37.25 per round turn trade to AXP Advisors) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges incidental to the Partnership's trading. The Partnership shall not pay brokerage commissions to CIS and AXP Advisors at rates higher than those established in the Prospectus for a period of 60 months from the date the Partnership commences trading except for trades placed at certain foreign exchanges for which the Partnership is charged a surcharge equal to the increased incremental cost to CIS; thereafter, such brokerage commissions may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

          The original Advisory Contract between the Partnership and each of the Advisors provides that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to the portion of the Partnership's assets allocated to it. The initial Advisory Contracts terminated on March 31, 1989 and were extended with each Advisor on the same terms for three additional one year terms. An Amendment to the IDS Managed Futures II, L.P. Advisory Contract was signed on March 31, 1992 for Sabre and JWH, extending each of their terms for one year with the ability to extend for three additional one year periods thereafter.

          An additional Advisory Contract among the Partnership, the General Partners and Chang Crowell became effective August 9, 1991. This contract was for one year with a provision to extend the Advisory Contract for two additional one year terms. The Advisory Contract with Chang Crowell was not renewed in August 1994 and Chang Crowell was terminated as an Advisor to the Partnership on November 16, 1994.

          The Advisory Contracts shall terminate automatically with respect to each Advisor in the event that the Partnership is terminated in accordance with the Limited Partnership Agreement. The Advisory Contracts may be terminated by the Partnership with respect to any Advisor individually upon written notice to the Advisor in the event that (i) the Partnership assets allocated to the Advisor has trading losses in excess of 30% of the assets originally allocated to the Advisor; (ii) the Advisor is unable, to any material extent, to use its agreed upon Trading Approach;
          (iii) the Advisor's registration is revoked or not renewed; (iv) there is unauthorized assignment of the Advisory Contract by the Advisor; (v) the Advisor dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, becomes bankrupt or insolvent or has a change in executive officer; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

          An Advisor may terminate the Advisory Contract at any time upon written notice to the Partnership in the event that (i) its continued trading on behalf of the Partnership would require the Advisor to become registered as an investment advisor under the Investment Advisors Act of 1940; (ii) assets in excess of 50% of the initially allocated assets are reallocated from the Advisor;
          (iii) the registration of either General Partner is revoked, suspended, terminated or not renewed; (iv) the General Partners elect to have the Advisor use a trading approach which is different from that initially used; (v) the General Partners override a trading instruction or impose additional trading limitations; (vi) there is an unauthorized assignment of the Advisory Contract by the General Partners; or (vii) other good cause is shown to which the written consent of the General Partners is also obtained. An Advisor may also terminate the Advisory Contract on 60 days written notice to the General Partners during any renewal term.

          The Advisors will continue to advise other futures trading accounts. The Advisors and their officers, directors and employees also will be free to trade commodity interests for their own accounts provided such trading is consistent with the Advisors' obligations and responsibilities to the Partnership.
          To the extent that the Advisors recommend similar or identical trades to the Partnership and other accounts which they manage, the Partnership may compete with those accounts for the execution of the same or similar trades.

          The Partnership paid JWH and Chang Crowell a monthly management fee of 1/3 of 1% of the Partnership's Net Asset Value ("NAV") under management as of the end of the month. Effective November 6, 1994 Chang Crowell ceased making trading decisions for the Partnership. Initially the Partnership paid Sabre a monthly management fee of 1/3 of 1% of the month-end net assets under management. Effective December 1, 1991, the Advisory Contract with Sabre was changed to reduce management fees paid to them to 1/6 of 1% of month-end net assets until such time as the assets allocated to Sabre showed a profit of 25%. The Partnership raised Sabre's management fee to 1/3 of 1% on September 1, 1993 because the 25% profit was achieved. Further effective January 1, 1996, Sabre's monthly management fee was again reduced from 1/3 of 1% to 1/6 of 1% of the Partnership's Net Asset Value subject to Sabre's management at month end. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches a certain level specified by the General Partners and agreed upon by Sabre. The Partnership pays each Advisor a quarterly incentive fee of 15% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management. The calculation and payment of such incentive fees shall not be affected by the performance of any other Advisor. See pages 6-8 of Exhibit 10.1 hereto for a description of Net Asset Value and trading profits.

          The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to that Advisor.

          Effective March 17, 1995, Sabre Limited, the holding company of Sabre, changed its share ownership and management structure. On this date Henderson Administration Group plc and Phoenix Securities Limited both ceased to be ordinary shareholders in Sabre Limited. In addition, Mr. Michael J. Grimme purchased a 29.25% share ownership in Sabre Limited. Following these transactions, the holders of ordinary voting shares in Sabre Limited are as follows: Robin W. Edwards, 41.5%; Peter G. Swete, 29.25%; and Michael J. Grimme, 29.25%. Also on March 17, 1995, Michael J. Grimme was appointed to the Board of Directors of Sabre Limited and became the Managing Director of Sabre. Effective November 30, 1995, Michael J. Grimme became a Non-Executive Director of Sabre.

          Effective July 7, 1995, Bruce I. Nemirow resigned from his positions with JWH and effective October 27, 1995 Thomas C. Bozarth is no longer a principal of JWH. In the year ending December 31, 1995, the following persons have been added as principals of JWH: David R. Bailin, Executive Vice President; Barry S. Fox, Director of Research and Development; David M. Kozak, Vice President; Christopher E. Deakins, Vice President;
          and Nancy O. Fox, Vice President.   In addition, Mary Beth Hardy
          was promoted to Senior Vice President of JWH.

          The Limited Partnership Agreement provides that (i) funds will be invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of each Advisor, ease of taking and liquidating positions; (ii) no Advisor will establish futures positions in a commodity interest such that the margin required for those positions, when added to that required for existing positions for the same commodity interest, would exceed 15% of the Partnership assets allocated to that Advisor; (iii) it is expected that 20% to 60% of the Net Assets of the Partnership will normally be committed to initial margin, however, no Advisor may commit more that 66 2/3% of the assets under its management to initial margins; (iv) the Partnership will not generally enter into an open position for a particular commodity interest during a delivery month; (v) the Partnership may not trade in securities or options on securities, commodity futures contracts, or physical commodities unless such options have been approved for trading on a designated contract market by the CFTC; the Partnership may trade in foreign options if permitted under the CE Act and CFTC regulations; the Partnership may trade in futures contracts, futures contracts on foreign currencies through foreign and domestic commodity exchanges and forward contracts on foreign currencies; (vi) the Partnership may not engage in pyramiding, but may employ spreads or straddles; (vii) the Partnership's assets will not be commingled with the assets of any other person; (viii) no Advisor will be permitted to engage in churning the assets of the Partnership; and (ix) no rebates or no give-ups may be paid to or received by the General Partners. The Partnership will not generally utilize borrowing except for short-term borrowing when the Partnership takes delivery of a physical commodity. Material changes in these trading policies must be approved by a vote of a majority of the outstanding Limited Partnership Units.

          The Partnership's net assets were deposited in the Partnership's account with CIS, the Partnership's clearing broker. CIS credits the Partnership at month end with interest income on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average 90-day Treasury Bill rate for Treasury Bills issued during the month. The organization and offering expenses for the Partnership were advanced by the General Partners. The General Partners began being reimbursed for these expenses in March 1989 with payments at the end of each month from interest income credited to the Partnership by CIS.

          The Partnership currently has no salaried employees and all administrative services performed for the Partnership are performed by the General Partners. The General Partners have no employees other than their officers and directors, all of whom are employees of the affiliated companies of the General Partners.

          The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business as of December 31, 1995 is set forth under Items 6 and 7 herein.

          For a description of commodity trading and its regulation, see the Registration Statement on Form S-1 included in the exhibits hereto.

          Competition

          Each Advisor and its principals, affiliates and employees are free to trade for their own accounts and to manage other commodity accounts during the term of the Advisory Contract and to use the same information and trading strategy which the Advisor obtains, produces or utilizes in the performance of services for the Partnership. To the extent that the Advisor recommends similar or identical trades to the Partnership and other accounts which it manages, the Partnership may compete with those accounts for the execution of the same or similar trades.

          In addition, other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by the Partnership's Advisors. These other advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership's Advisors.

          Item 2.  Properties

          The Partnership does not utilize any physical properties in the conduct of its business. The General Partners use the offices of CIS and AXP Advisors, at no additional charge to the Partnership, to perform their administration functions and the Partnership uses the offices of CIS, at no additional charge to the Partnership, as its principal administrative offices.

          Item 3.  Legal Proceedings

          None.

          Item 4.  Submission of Matters to a Vote of Security Holders

          None.



                                       Part II

          Item 5. Market for the Registrant's Units and Related Security Holder Matters

                   (a) There is no established public market for the Units and none is expected to develop.

                   (b)  As of December 31, 1995, there were
                        21,884.34 Units held by Limited Partners and
                        644.45 Units held by the General Partners. A total of 2,099.07 Units had been redeemed by Limited Partners during the period from January 1, 1995 to December 31, 1995 and 37,808.01 prior to 1995. The Partnership's Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of purchase, redemptions and distribution procedures.

                   (c) To date no distributions have been made to partners in the Partnership.

          The Limited Partnership Agreement does not provide for regular or periodic cash distributions, but gives the General Partners sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partners have not declared any such distributions to date and do not currently intend to declare such distributions.

          Item 6.  Selected Financial Data
                                         1991    1992    1993    1994    1995

          1. Operating Revenues(000)   $4,165   $  80  $4,715   $(508) $3,731
          2. Income (Loss) From
             Continuing Operations(000) 2,761    (790)  3,312  (1,544)  2,690
          3. Income (Loss) Per Unit     78.94  (19.55) 118.26  (61.10) 112.27
          4. Total Assets(000)         12,598   9,464  11,883   9,434  11,190
          5. Long Term Obligations          0       0       0       0       0
          6. Cash Dividend Per Unit         0       0       0       0       0



          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Liquidity and Capital Resources

          Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

          It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

          The Partnership's net assets are deposited in cash with CIS and as long as CIS acts as the Partnership's clearing broker, the Partnership will earn interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1995 CIS had paid or accrued to pay interest of $470,866 to the Partnership. Similarly, for the calendar year ended December 31, 1994, CIS had paid or accrued to pay interest of $365,050 to the Partnership.

          The General Partners each contributed a total of $77,035 for which they each received 322.2251 Units of Partnership interest. The purchase of Units was set forth in the Prospectus to meet the 1% minimum investment by the General Partners. The total amount subscribed was contributed to the capital of the Partnership.

          The Limited Partners contributed a total of $15,406,999 for which they received 61,791.42 Units of Partnership interest.

          For the year ended December 31, 1995, investors redeemed a total of 2,099.07 Units for $951,690. In 1994 investors redeemed a total of 1,944.80 Units for $812,167.

          On December 31, 1995, the Partnership had unrealized profits of $565,658 and cash on deposit at CIS of $10,585,211. These positions required margin deposits at CIS of $1,204,662. The total balance of the Partnership's account was $11,150,869.
          These figures compare to unrealized profits of $546,622, cash on deposit of $8,850,144, margin requirement of $1,375,181 and total balance of the Partnership's account of $9,396,766 as of December 31, 1994. On December 31, 1993, the Partnership had unrealized profits of $535,120 and cash on deposit of $11,322,539. These positions required margin requirements at CIS of $911,000. The total balance of the Partnership's account was $11,857,659.

          During the fiscal year ended December 31, 1995, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

          The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

          See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific market risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partners assurance that the Partnership will not suffer trading losses through the Clearing Broker.

          Results of Operations

          The Partnership posted positive returns for 1995 and 1993 but suffered losses for its Limited Partners in 1994.

          Trading for 1993 was very profitable. The net return for this period was 37%. These results were achieved primarily through trading of world financial markets, capitalizing on strong trends in global bonds and stock indices. Long positions in European, United States and Pacific Rim bond markets were generally very profitable as global economic sluggishness continued to plague many of the world industrialized nations. Currency markets for the most part stayed within narrow trading ranges for this period. The one exception to this was the major movement of the Japanese Yen. Grains had a brief flurry of activity during the summer as severe flooding hampered crop development in the Midwest coupled with drought conditions in the Southeastern United States. As a result of this trading the Partnership realized a gain for the year of $3,311,949.

          The year 1994 was a challenging year for the Partnership, which posted a loss of 14%. Economic and political instability worldwide created disruptions in the financial markets. The U.S. Administration was under fire, there was major trade tension between the U.S. and Japan, instability in Russia, an assassination in Mexico and conflict in Korea, all resulting in a sharp decline in global stock and bond prices. The Yen/U.S. Dollar relationship fluctuated sharply due to the concerns of trade barriers or a potential trade war with Japan. The U.S. Dollar declined relative to the European currencies and even reached the lowest post World War II levels versus the Japanese Yen. Physical commodities offered a few opportunities. Coffee had a major rally after a severe freeze devastated the growing area in Brazil, sugar prices rose to a three year high in October and there were modest gains in precious metals. The Partnership ended the year with a loss of $1,544,029.

          In 1995 the Advisors were well-positioned to capitalize on many trading opportunities, especially in the financial sector, which produced a net gain of 29.8% for the year. The first quarter of the year was the most profitable for the Partnership. The February collapse of Barings PLC created opportunities,
          especially in the Far Eastern markets.   The Barings demise had a
          global effect, sending stock prices falling around the world and driving investors toward the safety of German marks and U.S. Treasury bonds. The German mark benefited substantially from the uncertain state of many world economies and gained steadily versus the U.S. and other European currencies. Long positions in foreign exchange generated sizable gains, with positions in the Japanese yen, yen bond and the Nikkei 225 being the most favorable. The balance of the year was much quieter in terms of market opportunities, trends and profits. The Partnership ended the year with a profit of $2,690,340.

          To enhance the foregoing comparison of results of operations from year to year one can examine, line to line, the Statements of Financial Condition and Operations. Due to trends in the marketplace in 1995 that were not evident in 1994, the Partnership's "Realized gain (loss) on closed positions" was greater than 1994.

          Interest rates were higher in 1995 than in 1994 and the profits earned by the Partnership caused a larger cash balance, so interest income and interest receivable at the end of 1995 were significantly greater than in 1994.

          Because of the significant gains recorded during 1995, incentive fees were significantly greater than in 1994. Also, because of the gains throughout 1995, incentive fees at the end of the year were much less in 1994 than in 1995.

          Because the U.S. dollar lost value versus the various other currencies traded by the Partnership during the year, the Partnership recorded a foreign currency gain in 1994, but since the move was not as great in 1995 as 1994, the total gain recorded was less in 1995.

          Due to the profits enjoyed by the Partnership as mentioned above, it was required to accrue for the Illinois Personal Property Replacement Tax at the end of the year. This caused Operating Expenses and Accrued Operating Expenses for 1995 to be greater than 1994.

          Inflation

          Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have an adverse effect on the Partnership's operations or assets.


          Item 8.  Financial Statements and Supplementary Data

          Reference is made to the financial statements and the notes thereto appearing on Pages 24 through 34 of this report.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    Part III


          Item 10.  Directors and Executive Officers of the Registrant

          The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1995 were as follows:

          IDS Futures Corporation

          Janis E. Miller (born in June 1951), President and Director. Ms. Miller has served as President and Director of IDS Futures since May 25, 1994. She has served as Vice President of Variable Assets for American Express Financial Corporation since December 1993, where she is responsible for equity, fixed income and cash mutual funds, the Flexible Annuity, Wealth Management, limited partnerships and non-proprietary variable products. Ms. Miller served as Vice President of Mutual Fund and Limited Partnership Products Development and Marketing from June 1990 to November 1993; she served as Director of Mutual Fund Products Development and Marketing since May 1987 and has been employed by American Express Financial Corporation since 1981. She is a graduate of Indiana University and holds an M.B.A. from the University of Minnesota.

          Lori J. Larson (born in August 1958), Vice President and Director. Ms. Larson has been employed by American Express Financial Corporation since 1981 and currently holds the title of Vice President. Since August 1988 she has been responsible for day-to-day management of vendor relationships, due diligence review and operational aspects for the limited partnerships
          distributed by AXP Advisors.   In addition, she has
          responsibility for the product development of publicly offered mutual funds in the IDS Mutual Fund Group. Ms. Larson has held a variety of management positions with American Express Financial Corporation throughout her career. She is a graduate of and has an M.B.A. from the University of Minnesota.

          William H. Dudley (born in September 1932), Director. Mr. Dudley has served as Executive Vice President-Investment and Brokerage Operations for American Express Financial Corporation since March 1987 and as a Director of American Express Financial Corporation since 1984. From 1974 until March 1987 he was the Senior Vice President-Investment Operations for American Express Financial Corporation. He is charged with overall responsibility for American Express Financial Corporation's investment management functions with respect to its mutual fund, private pension and endowment accounts, face amount certificate and insurance and annuity operations. Mr. Dudley is a graduate of the University of Minnesota.

          Michael L. Weiner (born in July 1946), Vice President, Secretary and Treasurer. Mr. Weiner is the Vice President-Corporate Tax Operations of American Express Financial Corporation. He has been employed by American Express Financial Corporation since 1975. His responsibilities include research, planning and compliance for the American Express Financial Corporation corporate tax group. Mr. Weiner is also an officer of AXP Advisors. Mr. Weiner graduated from the University of Minnesota Law School in 1974 and completed the Masters of Business Administration program at St. Thomas College of Minnesota in 1979.

          John M. Knight (born in February 1952), Vice President. Mr. Knight has been employed by American Express Financial Corporation since July 1975. He is currently Controller-Variable Assets, thus charged with overall finance responsibilities for Mutual Funds, Limited Partnerships, Variable Annuities and Wealth Management Services. From 1981 to March 1994 he held a number of positions in the IDS Certificate Company, including Controller of that organization. Mr. Knight is a graduate of the University of Wisconsin-Eau Claire and a FLMI.

          Morris Goodwin, Jr. (born in August 1951), Director. Mr. Goodwin has served as Vice President and Corporate Treasurer of American Express Financial Corporation since July 1989. He is responsible for corporate cash management, treasury operations, short term portfolio investment, capital allocation, liquidity management and financing and corporate wide asset acquisition and management. Mr. Goodwin served as Chief Financial Officer of IDS Bank & Trust from 1988 to 1990. From 1980 until 1987, Mr. Goodwin held various positions with Morgan Stanley & Co., Inc.
          He is a graduate of Williams College and holds an M.B.A. from Stanford Graduate School of Business.

          CIS Investments, Inc.

          Hal T. Hansen (born in November 1936), President and Director. Mr. Hansen has been President of Cargill Investor Services, Inc. since November 1978. He serves on the Executive Committees of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and is Chairman of the NFA. Mr. Hansen graduated from the University of Kansas in 1958. He started work at Cargill, Incorporated in 1958 and was employed by Cargill S.A.C.I. in Argentina from 1965 to 1969. Mr. Hansen has been employed by Cargill Investor Services, Inc. since 1974.

          L. Carlton Anderson (born in August 1937), Vice President and Director. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started working at Cargill, Incorporated in 1959 in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary, from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981, and is currently a Vice President of CIS and the Director in charge of the Portfolio Diversification Group. Mr. Anderson serves on the Board of Directors of the Managed Futures Association.

          Richard A. Driver (born in September 1947), Vice President and Director. Mr. Driver became a Vice President and Director of CISI on June 29, 1993. Mr. Driver graduated from the University of North Carolina in 1969 and he received a Masters Degree from American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations.

          Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer from November 1983 until July 1991. He was elected as a Vice President in July 1991. He is a member of the FIA Operations Division.

          Barbara A. Pfendler (born in May 1953), Vice President. Ms. Pfendler graduated from the University of Colorado in 1975. She has held various merchandising and management positions within Cargill's Oilseed Processing Division before transferring to CIS in 1986. Currently, she is responsible for the CTA selection, due diligence review and all marketing activities of the
          Portfolio Diversification Group of CIS.   Ms. Pfendler was
          elected Assistant Vice President of CIS on May 1, 1995.

          Donald J. Zyck (born in October 1961), Secretary and Treasurer. Mr. Zyck graduated from Northern Illinois University, DeKalb, Illinois in 1983. He began working at Cargill Investor Services, Inc. in April 1985 as a Staff Accountant. From January 1988 to October 1994 he was Manager of Treasury Operations at CIS. He was elected Controller, Secretary and Treasurer of CIS in October 1994.

          Bruce H. Barnett (born in June 1947), Assistant Secretary. Mr. Barnett graduated in 1968 from Southern Connecticut State College. New York University Law School awarded Mr. Barnett a J.D. in 1971 and an LL.M. in 1973. He started working at Cargill, Incorporated in 1990 as Vice President, Taxes. From 1987 to 1990, Mr. Barnett was employed in various positions at Unilever, a European based multinational corporation.

          Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.


          Item 11.  Executive Compensation

          The Partnership has no officers or directors. The General Partners, IDS Futures and CISI administer the business and affairs of the Partnership (exclusive of Partnership trading decisions which are made by independent commodity trading advisors). The officers and directors of the General Partners receive no compensation from the Partnership for acting in their respective capacities with the General Partners.

          All operating and administrative expenses attributable to the Partnership are paid by the General Partners except for brokerage commissions, NFA, clearing and exchange fees, advisory fees, legal, accounting, auditing, printing, recording and filing fees and postage charges which are paid directly by the Partnership. All expenses other than brokerage commissions incurred by the Partnership will be paid to persons not affiliated with the Partnership.

          CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1995, the Partnership accrued and paid $340,999 in brokerage commissions and exchange fees to CIS. Of these commissions, $37.25 per round-turn trade is paid to AXP Advisors as the Partnership's Introducing Broker and $21.50 is retained by CIS as Clearing Broker for trades placed by JWH and Sabre.


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

                    (a) As of December 31, 1995, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

                    (b) As of December 31, 1995, the General Partners beneficially owned 644.45 Units or approximately 2.86% of the Units outstanding as of that date. In addition, Michael L. Weiner, Vice President, Secretary and Treasurer of IDS Futures, beneficially owned 1 of the outstanding Units.

                    (c) As of December 31, 1995, no arrangements were known to the registrant, including no pledge by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


          Item 13.       Certain Relationships and Related Transactions

                    (a) None other than the compensation arrangements described herein.

                    (b)  None.


                    (c)  None.

                    (d) The Registrant filed a Registration Statement on Form S-1, therefore this is information is not required to be included.


                                      Part IV

          Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

                    (a)  The following documents are included herein:

                         (1)  Financial Statements:

                              a.  Report of Independent Public
                                  Accountants

                              b.  Statements of Financial Condition
                                  as of December 31, 1995 and 1994

                              c.  For the years ended December 31,
                                  1995, 1994 and 1993:

                                  Statements of Operations
                                  Statements of Changes in Partners'
                                  Capital
                                  Statements of Cash Flows

                              d.  Notes to Financial Statements

                         (2) All financial statement schedules have been omitted either because the information required by the schedules is not applicable or because the information required is contained in the financial statements included herein or the notes thereto.

                         (3)  Exhibits:

                              See the Index to Exhibits annexed hereto.


                    (b)  Reports on Form 8-K

                        (1)  A Report of Form 8-K was filed with the
          Securities and Exchange Commission on January 30, 1995 to report the termination of Chang Crowell Management Corporation as a commodity trading advisor.




                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  March ___, 1996           IDS Managed Futures II, L.P.
                                                    (Registrant)

          BY:  IDS Futures Corporation       BY:  CIS Investments, Inc.
                 (General Partner)                  (General Partner)


          BY /s/ Janis E. Miller             BY /s/ Hal T. Hansen
                 Janis E. Miller                    Hal T. Hansen
                 President                          President


          BY /s/ Michael L. Weiner           BY /s/ Donald J. Zyck
                 Michael L. Weiner                  Donald J. Zyck
                 V.P., Secretary and Treasurer      Secretary and
                                                    Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Date:  March ___, 1996


             /s/ Janis E. Miller                  /s/ Hal T. Hansen
                 Janis E. Miller                      Hal T. Hansen
                 Director and President               Director and
                                                      President


            /s/ William H. Dudley                 /s/ L. Carlton Anderson
                William H. Dudley                     L. Carlton Anderson
                Director                              Director and Vice
                                                      President


            /s/ Michael L. Weiner                 /s/ Donald J. Zyck
                Michael L. Weiner                     Donald J. Zyck
                V.P., Secretary and                   Secretary and
                Treasurer                             Treasurer




          Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

          Annual reports or proxy materials have been sent to unit holders of the Partnership for the year ended December 31, 1995. Four copies of the annual report which is to be sent to all partners pursuant to regulations of the CFTC are attached.



                            Index to Financial Statements
                             IDS Managed Futures II, L.P.


          Report of Independent Public Accountants              24

          Statements of Financial Condition as of
          December 31, 1995 and 1994                            25

          Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993                      26

          Statements of Changes in Partners' Capital for the
          years ended December 31, 1995, 1994 and 1993          27

          Statements of Cash Flows for the
          years ended December 31, 1995, 1994 and 1993          28

          Notes to Financial Statements                         29

          Acknowledgment                                        34




                                  Index to Exhibits


          Number                   Exhibit

          3.1                      Limited Partnership Agreement dated July
                                   14, 1987.


          10.1 Advisory Agreements dated as of July 14, 1987 between IDS Managed Futures II, L.P. and each of Commodity Monitors, Inc., John W. Henry & Co., Inc., Mint Investment Management Company,
                                   Neims-Stoken Partnership and Sabre Fund
                                   Management Limited.  Advisory Agreement
                                   dated as of August 9,1991 between IDS
                                   Managed Futures II, L.P. and Chang
                                   Crowell Management Corporation.  Amended
                                   Advisory Contracts dated March 31, 1992
                                   between IDS Managed Futures II, L.P. and each of John W. Henry & Co., Inc. and Sabre Fund Management Limited.


          Exhibits 3.1, 10.1 and the Prospectus filed under Form S-1, including its supplements dated May 4, 1988 and November 11, 1988, are herein incorporated by reference to Registration Statement No. 33-13938 declared effective on July 14, 1987, Post-Effective Amendment No. 1 declared effective on April 27, 1988 and Post-Effective Amendment No. 2 declared effective on May 4, 1988.

          The exhibits referenced above bear exhibit numbers corresponding to those indicated in the Partnership's Registration Statement.

          Number of
          Attached Exhibits

          None.



                         Independent Auditors' Report


    The Partners
    IDS Managed Futures II, L.P.:

    We have audited the accompanying statements of financial condition of IDS Managed Futures II, L.P. (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

    January 25, 1996


IDS MANAGED FUTURES II, L.P.

Statements of Financial Condition

December 31, 1995 and 1994

                                                                       1995       1994
         Assets

Equity in commodity futures trading accounts:
 Cash on deposit with Clearing Broker                           $10,585,211  8,850,144
 Unrealized gain on open futures contracts                          565,658    546,622

                                                                 11,150,869  9,396,766

Interest receivable                                                  39,588     37,615

                                                                $11,190,457  9,434,381

 Liabilities and Partners' Capital

Liabilities:
 Accrued commissions on open futures contracts
  due to AXP Advisors and CIS                                        36,318     51,287
 Accrued exchange, clearing, and NFA fees                               535      1,035
 Accrued management fees                                             36,944     30,011
 Accrued incentive fees                                              10,682          0
 Accrued operating expenses                                          70,279     27,869
 Redemptions payable                                                 19,908     47,038

Total liabilities                                                   174,666    157,240

Partners' capital:
 Limited partners (21,884.34 and 23,983.41 units outstanding
  at December 31, 1995 and 1994, respectively)                   10,700,674  9,034,378
 General partners (644.45 units outstanding at December 31,
  1995 and 1994)                                                    315,117    242,763

Total partners' capital                                          11,015,791  9,277,141

                                                                $11,190,457  9,434,381

See accompanying notes to financial statements.


IDS MANAGED FUTURES II, L.P.

Statements of Operations

Years ended December 31, 1995, 1994, and 1993

                                                                     1995       1994       1993
Revenues:
 Gain (loss) on trading of commodity futures contracts:
  Realized gain (loss) on closed positions                    $ 3,155,319 (1,020,859) 4,333,137
  Increase in unrealized gain on open
   futures contracts                                               19,036     11,502    101,390
 Interest income                                                  470,866    356,050    260,676
 Foreign currency transaction gain                                 86,209    145,531     19,615

Total revenues                                                  3,731,430   (507,776) 4,714,818

Expenses:
 Commission paid to AXP Advisors and CIS                          340,999    465,039    548,739
 Exchange, clearing, and NFA fees                                   6,116     11,678     14,979
 Management fees                                                  430,581    422,292    419,946
 Incentive fees                                                   185,847    133,131    323,884
 Operating expenses                                                77,547      4,113     95,321

Total expenses                                                  1,041,090  1,036,253  1,402,869

Net profit (loss)                                             $ 2,690,340 (1,544,029) 3,311,949

Profit (loss) per unit of limited partnership interest        $    112.27     (61.10)    118.26
Profit (loss) per unit of general partnership interest             112.27     (61.10)    118.26

See accompanying notes to financial statements.


IDS MANAGED FUTURES II, L.P.

Statements of Partners' Capital

Years ended December 31, 1995, 1994, and 1993

                                                                                      Total
                                                               Limited    General   patners'
                                                   Units*     partners   partners    capital
Balance at December 31, 1992                      28,383.03 $ 9,069,361    205,927  9,275,288

Net profit                                             0.00   3,235,737     76,212  3,311,949
Redemptions                                       (2,454.82)   (953,900)         0   (953,900)

Balance at December 31, 1993                      25,928.21  11,351,198    282,139 11,633,337

Net loss                                               0.00  (1,504,653)   (39,376)(1,544,029)
Redemptions                                       (1,944.80)   (812,167)         0   (812,167)

Balance at December 31, 1994                      23,983.41   9,034,378    242,763  9,277,141

Net profit                                             0.00   2,617,986     72,354  2,690,340
Redemptions                                       (2,099.07)   (951,690)         0   (951,690)

Balance at December 31, 1995                      21,884.34 $10,700,674    315,117 11,015,791

Net asset value per unit at December 31, 1995               $    488.96     488.96

Net asset value per unit at December 31, 1994               $    376.69     376.69

Net asset value per unit at December 31, 1993               $    437.79     437.79


*Units of limited partnership interest

See accompanying notes to financial statements.


IDS MANAGED FUTURES II, L.P.

Statements of Cash Flows

Years ended December 31, 1995, 1994, and 1993

                                                          1995       1994       1993
Cash flows from operating activities:
 Net profit (loss)                                 $ 2,690,340 (1,544,029) 3,311,949
 Adjustments to reconcile net profit (loss) to net
  cash provided by operating activities
  change in assets and liabilities:
   Increase in unrealized gain on open
    futures contracts                                  (19,036)   (11,502)  (101,390)
   Increase in interest receivable                      (1,973)   (11,970)    (3,503)
   Increase (decrease) in accrued liabilities           44,556    (69,544)    61,353

Net cash (used in) provided by operating activities  2,713,887 (1,637,045) 3,268,409

Cash flows used in financing activities
 limited partner redemptions                          (978,820)  (835,350)  (953,900)

Net increase (decrease) in cash                      1,735,067 (2,472,395) 2,314,509

Cash at beginning of year                            8,850,144 11,322,539  9,008,030

Cash at end of year                                $10,585,211  8,850,144 11,322,539

See accompanying notes to financial statements.


    IDS Managed Futures II, L.P.
    Notes to Financial Statements


    (1)  General Information and Summary

    IDS Managed Futures II, L.P. (the Partnership), a limited partnership organized in April 1987 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners are IDS Futures Corporation and CIS Investments, Inc. The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or
    CIS), the parent company of CIS Investments, Inc.

    Units of limited partnership interest were offered by IDS Financial Services Inc. (IDS) (an affiliate of IDSFC) commencing July 14, 1987 through December 31, 1988. The total amount of the offering was $40,000,000. There is no definite number of units authorized of the Partnership because investors affiliated with the Selling Agent of the Partnership were not required to pay selling commissions. As of December 31, 1988, 60,127.14 units of partnership interest, representing a total investment of $14,983,249, had been sold and accepted into the Partnership (excluding 627.95 units purchased by the General Partners for $150,110) and prior to redemptions. A final group of investors purchasing units worth $423,750 between December 20, 1988 and December 31, 1988 were admitted into the Partnership on January 31, 1989 at a net asset value of $255.27. The General Partners also purchased an additional $3,960 of units on January 31, 1989.

    No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a Limited Partner may cause any or all of his or her units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per unit on ten days written notice to the General Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership s Limited Partnership Agreement contains a full description of redemption and distribution procedures.

    The Partnership shall be terminated on December 31, 2007 if none of the following occur prior to that date: (1) investors holding more than 50% of the outstanding units notify the General Partners to dissolve the Partnership as of a specific date; (2) disassociation of the General Partners with the Partnership; (3) bankruptcy of the Partnership; (4) decrease in the net asset value to less than $1,500,000; (5) the Partnership is declared unlawful, or (6) the net asset value per unit declines to less than $125 per unit and the partners elect to terminate the Partnership.


    (2)  Summary of Significant Accounting Policies

    The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies which the Partnership follows in preparing its financial statements.

    Financial Accounting Standards Board Interpretation No. 39 Reporting

    Reporting in accordance with Financial Accounting Standards Board Interpretation No. 39 ( FIN 39 ) is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership s financial statements.

    Revenue Recognition

    Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

    The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 80% of the average 90-day treasury bill rate for U.S. Treasury bills issued during that month.

    Commissions

    Brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $58.75 per round-turn contract. The Partnership pays this commission directly to CIS and CIS then reallocates the appropriate portion to American Express Financial Advisors Inc. (AXP Advisors) (effective January 1, 1995 IDS Financial Services Inc. changed its name to American Express Financial Advisors Inc.). Effective August 8, 1991 the commission rate for Chang-Crowell Management Corporation was reduced to $35.00 per round-turn contract.

    Foreign Currency Transactions

    Trading accounts in foreign currency denominations are susceptible to both movements in underlying contract markets as well as fluctuations in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the year while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the statements of operations.

    Statements of Cash Flows

    For purposes of the statements of cash flows, cash represents cash and cash on deposit with the Clearing Broker in commodity futures trading accounts.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increase and decrease in net assets from operations during the period. Actual results could differ from those estimates.


    (3)  Fees

    Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the periods of these financial statements were made by the following Commodity Trading Advisors (CTAs): Chang-Crowell Management Corporation, John W. Henry & Company, Inc., and Sabre Fund Management Limited. Effective November 6, 1994, Chang-Crowell Management Corporation ceased making trading decisions for the Partnership. Under agreements signed with the CTAs, the CTAs will receive a monthly management fee of 1/3 of 1% of the month-end net asset value of the Partnership under their management and 15% of the Partnership's new trading profits attributable to each manager's trading, if any, in each quarter.
    Effective December 1, 1991 to September 1, 1993 the agreement with Sabre was changed to reduce management fees paid to them to 1/6th of 1% of the month-end net assets.

    (4)  Income Taxes

    No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $57,567 and $40,779 for the years ended December 31, 1993 and 1995, respectively, and is included in operating expenses in the statements of operations. No such tax was incurred for the year ended December 31, 1994 as the Partnership sustained net losses.

    (5)  Financial Instruments with Off-balance Sheet Risk

    The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

    The contractual amounts of commitments to purchase and sell exchange traded futures contracts was $116,572,731 and $53,157,421 respectively, on December 31, 1995, and $148,431,621 and $155,154,290,
    respectively, on December 31, 1994. The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

    The average fair value of commodity interests was $521,023 and $570,000 during 1995 and 1994, respectively. Fair value as of December 31, 1995 and 1994 was $565,658 and 546,622. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

    The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over the counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trade programs which are diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group. Both traders trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

    At December 31, 1995, the cash requirement of the commodity interests of the Partnership was $1,204,662. This cash requirement is met by $9,838,858 held in segregated funds and $1,312,011 held in secured funds. At December 31, 1994, the cash requirement of the commodity interests of the Partnership of $1,375,181 was met by $8,050,759 being held in segregated funds and $1,346,007 being held in secured funds. At December 31, 1995 and 1994, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount.

    The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 1995 and 1994:

          Commodity Group                     1995            1994

          Agricultural                     $47,367        $101,842
          Currency                          29,475        (104,550)
          Stock Indices                     76,702            -
          Energies                          79,46           46,506
          Metals                            (2,296)        103,423
          Interest                         334,946         439,401

          Total                           $565,658        $546,622

    The range of maturity dates of these exchange traded open contracts is January 1996 to December 1996.



    Acknowledgment

    To the best of my knowledge and belief, the information contained herein is accurate and complete.


    /s/  Donald J. Zyck
         Donald J. Zyck
         Treasurer, CIS Investments, Inc.,
         one of the General Partners and Commodity Pool Operators of IDS Managed Futures II, L.P.