Form 10-Q
period 1996-03-31
IDS MANAGED FUTURES II L P
filed 1996-05-14
CIK 813831

SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549


                              FORM 10-Q


        (Mark One)


X	Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


        For the quarterly period ended March 31, 1996 or


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



Registrant's telephone number, including area code: (312) 460-4000



Former name, former address and former fiscal year, if changed
since last report:      Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X    No



                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1996, and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 3/31/96     To 3/31/96    Ended 12/31/95 Ended 3/31/95   To 3/31/95
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

Statement of
Cash Flows                                                            X                                            X

Notes to Financial
Statements                                            X


         IDS MANAGED FUTURES II, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Mar 31, 1996     Dec 31, 1995
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $10,449,795     $10,585,211
   Unrealized gain on open
     futures contracts                                479,642         565,658
                                               ---------------  --------------
                                                   10,929,437      11,150,869

Interest receivable                                    36,373          39,588
                                               ---------------  --------------
      Total assets                                $10,965,811     $11,190,457
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $42,457         $36,853
   Accrued management fee                              32,700          36,944
   Accrued incentive fee                                    0          10,682
   Accrued operating expenses                          22,825          70,279
   Redemptions payable                                 78,617          19,908
                                               ---------------  --------------
      Total liabilities                               176,599         174,666

Partners' Capital:
   Limited partners (21,436.99 units               10,474,327      10,700,674
     outstanding at 3/31/96, 21,884.34
     units outstanding at 12/31/95) (see Note 1)
   General partners (644.45 units out-                314,885         315,117
     standing at 3/31/96 and 12/31/95) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      10,789,212      11,015,791
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $10,965,811     $11,190,457
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Jan 1, 1996     Jan 1, 1996     Jan 1, 1995    Jan 1, 1995
                                                   through         through         through        through
                                                Mar 31, 1996     Mar 31, 1996   Mar 31, 1995   Mar 31, 1995
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $173,391        $173,391       $915,211       $915,211
   Change in unrealized gain (loss)
     on open positions                                (86,016)        (86,016)     1,061,566      1,061,566
Interest income                                       108,241         108,241        110,285        110,285
Foreign currency transaction gain (loss)              (13,269)        (13,269)        92,455         92,455
                                               ---------------  --------------  -------------  -------------
      Total revenues                                 $182,346        $182,346     $2,179,516     $2,179,516



EXPENSES

   Commissions paid to AXP Advisors and CIS           102,661         102,661        115,042        115,042
   Exchange fees                                        1,950           1,950          2,096          2,096
   Management fees                                    100,852         100,852        100,163        100,163
   Incentive fees                                         214             214        115,656        115,656
   Operating expenses                                 (16,997)        (16,997)        37,935         37,935
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  188,680         188,680        370,892        370,892
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                               ($6,334)        ($6,334)    $1,808,624     $1,808,624
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 ($0.35)         ($0.35)        $74.45         $74.45
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1996 through March 31, 1996


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1996                21,884.34     $10,700,674       $315,117    $11,015,791

Net profit (loss)                                                      (6,102)          (232)        (6,334)

Redemptions (see Note 1)                              (447.35)       (220,245)             0       (220,245)
                                               ---------------  --------------  -------------  -------------
Partners' capital at March 31, 1996                 21,436.99     $10,474,327       $314,885    $10,789,212
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1996                                                    $488.96        $488.96

Net profit (loss) per unit                                              (0.35)         (0.35)
                                                                --------------  -------------
Net asset value per unit
   March 31, 1996                                                     $488.61        $488.61



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1996     Jan 1, 1995
                                                  through          through
                                                Mar 31, 1996     Mar 31, 1995
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                  ($6,334)     $1,808,624
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                               86,016      (1,061,566)
     Interest receivable                                3,215          (6,413)
     Accrued liabilities                              (56,775)        140,465
     Redemptions payable                               58,709         148,567
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                            84,830       1,029,676

Cash flows from financing activities:

   Partner redemptions                               (220,245)       (336,516)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (220,245)       (336,516)
                                               ---------------  --------------
Net increase (decrease) in cash                      (135,415)        693,160


Cash at beginning of period                        10,585,211       8,850,144
                                               ---------------  --------------
Cash at end of period                             $10,449,795      $9,543,304
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED






                        IDS MANAGED FUTURES II, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                              March 31, 1996


(1)	GENERAL INFORMATION AND SUMMARY

        IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware
Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures
Corporation ("IDS Futures") (collectively, the "General
Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended, and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP
Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent.
Effective January 1, 1995, IDS Financial Corporation, the parent company of IDS Financial Services Inc., changed its name to American Express Financial Corporation and IDS Financial
Services Inc. changed its name to American Express Financial
Advisors Inc. These were solely name changes; the management and structure of each company did not change.

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


	Financial Accounting Standards Board ("FASB") Interpretation
        No. 39 Reporting

	Reporting in accordance with FASB Interpretation No. 39 ("FIN
39") is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership's financial statements.


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


	Commissions

	Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $58.75 per round turn contract to CIS which in turn reallocates $37.25 per round turn contract to AXP Advisors, an affiliate of IDS
Futures.


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

	Management fees are accrued and paid monthly, and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John
W. Henry & Co., Inc. ("JWH") and Sabre Fund Management Limited
("Sabre") the Partnership's Commodity Trading Advisors ("CTAs").
Pursuant to an agreement between the Partnership and JWH, JWH receives 1/3 of 1% of the month-end net asset value of the Partnership under its management. Pursuant to an agreement between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was reduced from 1/6 of 1% to 1/3 of 1% of the Partnership's Net
Asset Value subject to Sabre's trading performance. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches 40%. The
Partnership pays each Advisor a quarterly incentive fee of 15% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.


(4)	INCOME TAXES

	No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro-rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $0 and $49,573 for the periods ended March 31, 1996 and March 31, 1995, respectively, and is included in operating expenses in the Statements of Operations.


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

	The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1996:


        COMMODITY GROUP:                        UNREALIZED GAIN/(LOSS):

AGRICULTURAL COMMODITIES                                32,487

FOREIGN CURRENCIES                                      25,422

STOCK INDICES                                            7,164

ENERGIES                                                 7,200

METALS                                                  (2,503)

INTEREST RATE INSTRUMENTS                              409,872
                                                        _______

TOTAL                                                  479,642



	The range of maturity dates of these exchange traded open contracts is April of 1996 through March of 1997. The average open trade equity for the period of January 1, 1996 to March 31, 1996 was $572,034.

	The margin requirement at March 31, 1996 was $1,202,653. To meet this requirement, the Partnership had on deposit with the Clearing Broker $9,742,132 in segregated funds and $1,187,305 in secured funds.


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



Item 2. Management's Discussion and Analysis of Financial
        Condition and  Results of Operation


                Fiscal Quarter ended March 31, 1996

	The Partnership recorded a loss of $6,334 or $0.35 per Unit for the first quarter of 1996. The first month experienced gains primarily as a result of profits in foreign exchange. The next two months saw losses due to unprofitable currency positions and losses in trading of stock indices and metals. The first quarter ended negatively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited.
At March 31, 1996, John W. Henry & Co., Inc. was managing 80% of the Partnership's assets and Sabre Fund Management Limited was managing 20% of the Partnership's assets.

	In January, the primary influence on markets was the U.S.
dollar, which rose against most currencies and hit its highest level in two years against the Japanese yen. Trading in foreign exchange generated the majority of profits. Trading in stock indexes was slightly profitable. The Partnership recorded a profit of $529,633 or $23.51 per Unit in January.

	In February, the U.S. dollar lost ground against the Japanese yen, British pound, Swiss franc and German mark, resulting in the Partnership giving back some of the profits earned in January. The largest decline occurred in Japanese yen positions. In the metals markets, subsiding inflation fears and weakening demand pushed gold prices beneath the $400 threshold reached only a month before. Trading in interest rates and stock indexes was also unprofitable. The Partnership recorded a loss of $514,051 or $22.88 per Unit in February.

	In March, trading was volatile, reflecting investors' confusion
over the direction of the U.S. economy.   In addition, political
tensions between China and Taiwan and "Mad Cow" disease in
Britain further added to economic uncertainties.  Elections in
Australia, which put an end to 13 years of Labor Party rule, boosted the Australian dollar to levels not seen in over 10
months.  Trading in stock indices and metals was unprofitable.
As a result, the Partnership recorded a loss of $21,916 or $0.99 per Unit in March.

        On March 29, 1996, Janis E. Miller resigned as President and a
Director of IDS Futures Corporation, one of the General Partners of the Partnership. As of the date of the filing of this Form
10-Q, a replacement for Ms. Miller had not been appointed. The search for Ms. Miller's replacement is pending.

	During the quarter, investors redeemed a total of 447.35 Units.
 At the end of the quarter there were 22,081.44 Units outstanding (including 644.45 Units owned by the General
Partners).

	During the fiscal quarter ended March 31, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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





Date:   May 10, 1996                    IDS MANAGED FUTURES II, L.P.
                                        By:  CIS Investments, Inc.
                                        One of its General Partners





Date:   May 10, 1996                   By:   /s/ Donald J. Zyck
                                                 Donald J. Zyck,
                                                 Secretary & Treasurer

                                                 (Duly authorized Officer
                                                  of the General Partner
                                                  and the Principal Financial
                                                  Officer of the General
                                                  Partner)








