Form 10-Q
period 1996-06-30
IDS MANAGED FUTURES II L P
filed 1996-08-14
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

             (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1996 or

             Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from            to

                         Commission File Number 0-17443


                            IDS MANAGED FUTURES II, L.P.
             (Exact name of registrant as specified in its charter)

                        Delaware                            06-1207252
              State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)              Identification #)

                233 South Wacker Dr., Suite 2300, Chicago, IL  60606
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

                       Yes   X               No



                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1996, and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/96     To 6/30/96    Ended 12/31/95 Ended 6/30/95   To 6/30/95
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

                                                Jun 30, 1996     Dec 31, 1995
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $10,693,529     $10,585,211
   Unrealized gain on open
     futures contracts                                190,932         565,658
                                               ---------------  --------------
                                                   10,884,461      11,150,869

Interest receivable                                    34,146          39,588
                                               ---------------  --------------
      Total assets                                $10,918,607     $11,190,457
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $52,402         $36,853
   Accrued management fee                              32,652          36,944
   Accrued incentive fee                                4,855          10,682
   Accrued operating expenses                          21,529          70,279
   Redemptions payable                                 83,615          19,908
                                               ---------------  --------------
      Total liabilities                               195,053         174,666

Partners' Capital:
   Limited partners (20,920.91 units               10,403,095      10,700,674
     outstanding at 6/30/96, 21,884.34
     units outstanding at 12/31/95) (see Note 1)
   General partners (644.45 units out-                320,458         315,117
     standing at 6/30/96 and 12/31/95) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      10,723,553      11,015,791
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $10,918,607     $11,190,457
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Apr 1, 1996     Jan 1, 1996     Apr 1, 1995    Jan 1, 1995
                                                   through         through         through        through
                                                Jun 30, 1996     Jun 30, 1996   Jun 30, 1995   Jun 30, 1995
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $616,749        $790,140     $2,190,496     $3,105,707
   Change in unrealized gain (loss)
     on open positions                               (288,710)       (374,726)    (1,591,339)      (529,773)
Interest income                                       110,114         218,355        128,204        238,489
Foreign currency transaction gain (loss)              (12,716)        (25,986)         1,270         93,725
                                               ---------------  --------------  -------------  -------------
      Total revenues                                 $425,437        $607,783       $728,631     $2,908,147



EXPENSES

   Commissions paid to AXP Advisors and CIS           119,409         222,070         43,069        158,110
   Exchange fees                                        1,960           3,910          1,607          3,703
   Management fees                                     98,320         199,172        113,516        213,679
   Incentive fees                                       4,904           5,117         59,509        175,165
   Operating expenses                                  10,926          (6,071)        16,498         54,433
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  235,518         424,198        234,198        605,091
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                              $189,919        $183,585       $494,433     $2,303,057
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                  $8.65           $8.30         $20.62         $95.07
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1996 through June 30, 1996


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1996                21,884.34     $10,700,674       $315,117    $11,015,791

Net profit (loss)                                                     178,243          5,341        183,585

Redemptions (see Note 1)                              (963.43)       (475,822)             0       (475,822)
                                               ---------------  --------------  -------------  -------------
Partners' capital at June 30, 1996                  20,920.91     $10,403,095       $320,458    $10,723,553
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1996                                                    $488.96        $488.96

Net profit (loss) per unit                                               8.30           8.30
                                                                --------------  -------------
Net asset value per unit
   June 30, 1996                                                      $497.26        $497.26



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1996     Jan 1, 1995
                                                  through          through
                                                June 30, 1996   June 30, 1995
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                 $183,585      $2,303,057
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              374,726         529,774
     Interest receivable                                5,442          (5,981)
     Accrued liabilities                              (43,319)         60,020
     Redemptions payable                               63,707          46,409
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                           584,141       2,933,277

Cash flows from financing activities:

   Partner redemptions                               (475,822)       (641,563)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (475,822)       (641,563)
                                               ---------------  --------------
Net increase (decrease) in cash                       108,318       2,291,714


Cash at beginning of period                        10,585,211       8,850,144
                                               ---------------  --------------
Cash at end of period                             $10,693,529     $11,141,858
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED



                             IDS MANAGED FUTURES II, L.P.
                            NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1996


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


          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro-rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $2,779 and $33,934 for the periods ended June 30, 1996 and June 30, 1995, respectively, and is included in operating expenses in the Statements of Operations.


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

               The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 1996:


                COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)

           AGRICULTURAL COMMODITIES                     (11,245)

           FOREIGN CURRENCIES                             8,870

           STOCK INDICES                                  2,445

           ENERGIES                                        (336)

           METALS                                       162,393

           INTEREST RATE INSTRUMENTS                     28,805


           TOTAL                                        190,932


               The range of maturity dates of these exchange traded open contracts is July of 1996 through March of 1997. The average open trade equity for the period of January 1, 1996 to June 30, 1996 was $575,733.

               The margin requirement at June 30, 1996 was $1,440,553.
          To meet this requirement, the Partnership had on deposit with the Clearing Broker $9,510,728 in segregated funds and $1,373,758 in secured funds.


          (6)  FINANCIAL STATEMENT PREPARATION

               The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals.

               The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


             Item 2.  Management's Discussion and Analysis of Financial
                         Condition and  Results of Operation


                          Fiscal Quarter ended June 30, 1996

               The Partnership recorded a gain of $189,919 or $8.65 per Unit for the second quarter of 1996. This compares to a profit of $494,432 or $20.62 per Unit for the second quarter of 1995. During the first quarter of 1996, the Partnership recorded a loss of $6,334 or $0.35 per Unit, which compares to a profit of $1,808,624 or $74.45 per Unit for the first quarter of 1995.

               Favorable positions in global currency and physical commodity markets generated profits in the first and third months of the quarter. The second month of the quarter saw losses in metals and global interest rates. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Co., Inc. and Sabre Fund Management Limited. At June 30, 1996, John W. Henry & Co., Inc. was managing 80.7% of the Partnership's assets and Sabre Fund Management Limited was managing 19.3% of the Partnership's assets.

               In April, crude oil prices continued to surge upwards as refiners pushed to replenish record-low inventory levels. In the agricultural sector, prices of wheat, corn and soybeans soared as export demand remained strong. The currency markets saw relatively high U.S. bond yields which attracted investors to the U.S. dollar, thus strengthening the dollar against the German mark and Swiss franc. The Partnership recorded a profit of $309,559 or $14.02 per Unit in April.

               In May, the grain and oilseed markets were volatile as concerns over winter crops were replaced by reports of poor planting conditions for spring crops. Crude oil prices succumbed to political pressures and the expected impact on world oil supplies of the long-anticipated U.N./Iraq oil agreement. In the currency markets, the British pound declined to a two-year low against the U.S. dollar early in the month, but rallied back by the end of the month well ahead of the dollar as well as the German mark. The Partnership recorded a loss of $271,870 or $12.37 per Unit in May.

               In June, the metals markets were impacted by repercussions from the Sumitomo copper trading losses and by an increase in the world supply of gold; the result of selling by central banks. Crude oil prices reflected continued inventory shortages and the renewal of tension in the Middle East. The U.S. dollar reached a 28-month high against the Japanese yen early in the month, but ended lower at month's end as investors turned to higher yielding European currencies. The Partnership recorded a profit of $152,230 or $7.00 per Unit in June.

               On May 16, 1996, William Dudley resigned as a Director of IDS Futures Corporation, a General Partner of the Partnership. Peter Anderson was elected as a Director of IDS Futures Corporation on May 20, 1996. Wendell Halvorson will be appointed as President and a Director of IDS Futures Corporation pending approval with the National Futures Association, replacing Janis
          E. Miller, who resigned as President and a Director of IDS Futures Corporation on March 29, 1996.

               On June 25, 1996, Henry Gjersdal, Jr. and Patrice Halbach were each elected Assistant Secretary of CIS Investments, Inc., a General Partner of the Partnership.

               During the quarter, investors redeemed a total of 516.07 Units. At the end of the quarter there were 20,920.91 Units outstanding (including 644.45 Units owned by the General Partners).

               During the fiscal quarter ended June 30, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

               On March 29, 1996, Janis E. Miller resigned as President and a Director of IDS Futures Corporation, one of the General
          Partners of the Partnership.    Ms. Miller's replacement will be
          appointed pending approval by the National Futures Association.

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



          Date: August 13, 1996                IDS MANAGED FUTURES II, L.P.

                                               By:  CIS Investments, Inc.
                                                    One of its General Partners




                                               By:  /s/ Donald J. Zyck
                                                        Secretary & Treasurer

                                                   (Duly authorized Officer
                                                    of the General Partner
                                                    and the Principal Financial
                                                    Officer of the General
                                                    Partner)