Form 10-Q
period 1996-09-30
IDS MANAGED FUTURES II L P
filed 1996-11-14
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-Q

      (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1996 or

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


                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1996, and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/96     To 9/30/96    Ended 12/31/95 Ended 9/30/95   To 9/30/95
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

                                                Sep 30, 1996     Dec 31, 1995
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                 $9,929,023     $10,585,211
   Unrealized gain on open
     futures contracts                              1,086,807         565,658
                                               ---------------  --------------
                                                   11,015,830      11,150,869

Interest receivable                                    34,031          39,588
                                               ---------------  --------------
      Total assets                                $11,049,861     $11,190,457
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $70,388         $36,853
   Accrued management fee                              32,965          36,944
   Accrued incentive fee                               20,076          10,682
   Accrued operating expenses                          34,763          70,279
   Redemptions payable                                 43,394          19,908
                                               ---------------  --------------
      Total liabilities                               201,586         174,666

Partners' Capital:
   Limited partners (20,658.93 units               10,520,103      10,700,674
     outstanding at 9/30/96, 21,884.34
     units outstanding at 12/31/95) (see Note 1)
   General partners (644.45 units out-                328,172         315,117
     standing at 9/30/96 and 12/31/95) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      10,848,275      11,015,791
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $11,049,861     $11,190,457
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Jul 1, 1996     Jan 1, 1996     Jul 1, 1995    Jan 1, 1995
                                                   through         through         through        through
                                                Sep 30, 1996     Sep 30, 1996   Sep 30, 1995   Sep 30, 1995
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($470,775)       $319,366      ($101,870)    $3,003,837
   Change in unrealized gain (loss)
     on open positions                                895,875         521,149         43,058       (486,715)
Interest income                                       108,576         326,931        118,162        356,650
Foreign currency transaction gain (loss)               (5,978)        (31,963)           427         94,151
                                               ---------------  --------------  -------------  -------------
      Total revenues                                 $527,699      $1,135,482        $59,777     $2,967,924



EXPENSES

   Commissions paid to AXP Advisors and CIS           140,230         362,300         94,137        252,247
   Exchange fees                                        2,594           6,504          1,164          4,867
   Management fees                                     96,744         295,915        108,475        322,154
   Incentive fees                                      20,076          25,194              0        175,165
   Operating expenses                                  13,234           7,163          5,376         59,809
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  272,878         697,076        209,151        814,242
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                              $254,821        $438,406      ($149,375)    $2,153,682
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $11.97          $20.27         ($6.53)        $88.54
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1996 through September 30, 1996


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1996                21,884.34     $10,700,674       $315,117    $11,015,791

Net profit (loss)                                                     425,351         13,055        438,406

Redemptions (see Note 1)                            (1,225.41)       (605,922)             0       (605,922)
                                               ---------------  --------------  -------------  -------------
Partners' capital at September 30, 1996             20,658.93     $10,520,103       $328,172    $10,848,275
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1996                                                    $488.96        $488.96

Net profit (loss) per unit                                              20.27          20.27
                                                                --------------  -------------
Net asset value per unit
   September 30, 1996                                                 $509.23        $509.23



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1996     Jan 1, 1995
                                                  through          through
                                                Sep 30, 1996     Sep 30, 1995
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                 $438,406      $2,153,682
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                             (521,149)        486,715
     Interest receivable                                5,557          (2,060)
     Accrued liabilities                                3,434          15,632
     Redemptions payable                               23,486          23,881
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                           (50,266)      2,677,850

Cash flows from financing activities:

   Partner redemptions                               (605,922)       (852,432)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (605,922)       (852,432)
                                               ---------------  --------------
Net increase (decrease) in cash                      (656,188)      1,825,418


Cash at beginning of period                        10,585,211       8,850,144
                                               ---------------  --------------
Cash at end of period                              $9,929,023     $10,675,561
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED





                             IDS MANAGED FUTURES II, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                  September 30, 1996


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

          (3)  FEES

               Management fees are accrued and paid monthly, and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre") the Partnership's Commodity Trading Advisors ("CTAs"). Pursuant to an agreement between the Partnership and JWH, JWH receives 1/3 of 1% of the month-end net asset value of the Partnership under its management. Pursuant to an agreement between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was reduced from 1/3 of 1% to 1/6 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches 40%. The Partnership pays each Advisor a quarterly incentive fee of 15% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.

          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro-rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $6,638 and $31,842 for the periods ended September 30, 1996 and September 30, 1995, respectively, and is included in operating expenses in the Statements of Operations.

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

               The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1996:


                 COMMODITY GROUP              UNREALIZED GAIN/(LOSS)

          AGRICULTURAL COMMODITIES                    20,783

          FOREIGN CURRENCIES                         183,093

          STOCK INDICES                               12,844

          ENERGIES                                         0

          METALS                                     157,921

          INTEREST RATE INSTRUMENTS                  712,166

             TOTAL                                 1,086,807


               The range of maturity dates of these exchange traded open contracts is October of 1996 through June of 1997. The average open trade equity for the period of January 1, 1996 to September 30, 1996 was $723,402.

               The margin requirement at September 30, 1996 was $1,731,398. To meet this requirement, the Partnership had on deposit with the Clearing Broker $8,620,682 in segregated funds and $2,395,148 in secured funds.

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


             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                       Fiscal Quarter ended September 30, 1996

               The Partnership recorded a gain of $254,821 or $11.97 per Unit for the third quarter of 1996. This compares to a loss of $149,375 or $6.53 per Unit for the third quarter of 1995. For the nine month period ended September 30, 1996, the Partnership posted a gain of $438,406 or $20.27 per Unit, which compares to a profit of $2,153,682 or $88.54 per Unit for nine month period ended September 30, 1995.

               The first month of the quarter saw losses in stock indices, currencies and metals. Favorable positions in global interest rates, stock indices and metals generated profits in the second and third months of the quarter. Overall, the third quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited. At September 30, 1996, John W. Henry & Company, Inc. was managing 80.7% of the Partnership's assets and Sabre Fund Management Limited was managing 19.3% of the Partnership's assets.

               In July, sharp declines in the U.S. stock market weakened the dollar against other key currencies as some investors fled U.S. assets in search of opportunities overseas. In foreign exchange, the U.S. dollar lost ground against the German mark and the Japanese yen as the prospect for a hike in U.S. interest rates seemed more unlikely. Positions in gold and silver were unprofitable as were positions in global stock indices. In the commodity markets, changing weather conditions and threats of further cancellations of major grain export contracts by China unsettled agricultural markets. The Partnership recorded a loss of $176,053 or $8.16 per Unit in July.

               The Japanese yen, German mark and U.S. dollar fluctuated throughout the month of August. Market participants in the financial markets remained cautious, with few willing to take positions prior to key central bank policy meetings and economic reports slated at month end. The German Bundesbank's decision to sharply lower a key interest rate surprised the market and sparked a European bond rally. Hurricane activity, which posed a threat to key refineries in the Caribbean and the Gulf of Mexico, added to upward price pressures in the energy markets. Prices of both crude oil and heating oil climbed to four month highs while agricultural commodity markets remained trendless. The Partnership recorded a profit of $87,467 or $4.08 per Unit in August.

               In September, the U.S. dollar reached a ten-week high against the Japanese yen, the German mark and the Swiss franc. The energy markets continued to benefit from upward price pressures in crude oil and derivative products, reflecting low inventories worldwide and renewed tension in the Middle East. Overseas investors followed closely the budget reports of key European nations seeking to meet Maastricht Treaty criteria for membership in the EMU. Convinced of the commitment of these nations to the EMU and of the concurrent necessity for low European interest rates to ensure economic growth, foreign investors turned to higher yielding U.S. dollar-denominated assets. Foreign central banks were heavy buyers of U.S. bonds. The Partnership recorded a profit of $343,407 or $16.05 per Unit in September.

               Effective July 23, 1996 Peter Swete resigned as a Director of Sabre Fund Management Limited ("Sabre"), one of the commodity trading advisors of the Partnership and Simon Wilson, Tushar Patel and Zbigniew Hermaszewski were all appointed as Directors of Sabre. Effective September 16, 1996 Colin Barrow was appointed as a Director of both Sabre and its parent company, Sabre Limited . On September 12, 1996 changes occurred in the ownership of Sabre Limited which resulted in the following new ownership interests: Robin Edwards, 25.36%; Walbrook Trustees (Jersey) Ltd., 16.14%; and Firefirst Solutions Ltd., 58.50% (which is controlled by Robin Edwards). Further effective as of October 30, 1996, the ownership of Sabre Limited was changed as follows: Robin Edwards, 19%; Walbrook Trustees (Jersey) Ltd., 12.1%; Firefirst Solutions Ltd., 43.9%; Colin Barrow, 2.5%; Angelia Barrow, 2.5%; and Credit Suisse Fides Trust Ltd., 20%.

               Wendell Halvorson was appointed as President and a Director of IDS Futures Corporation on July 23, 1996, replacing Janis E. Miller, who resigned as President and a Director of IDS Futures Corporation on March 29, 1996.

               In September 1996, John W. Henry & Company, Inc. ("JWH"), one of the commodity trading advisors of the Partnership, was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County and the New York Supreme Court, New York County. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit and intends to contest these allegations.

               During the quarter, investors redeemed a total of 261.95 Units. At the end of the quarter there were 21,303.38 Units outstanding (including 644.45 Units owned by the General Partners).

               During the fiscal quarter ended September 30, 1996, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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



                       Fiscal Quarter ended September 30, 1995

               The Partnership recorded a loss of $149,375 or $6.52 per Unit for the third quarter of 1995. The first and third months of the quarter posted losses due in part to trend reversals in several key markets and difficult foreign exchange markets, respectively. The second month of the quarter posted a gain primarily as a result of profitable foreign exchange markets. Overall, the third quarter ended negatively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited. At September 30, 1995, John W. Henry & Company, Inc. was managing 81% of the Partnership's assets and Sabre Fund Management Limited was managing 19% of the Partnership's assets.

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

               During the fiscal quarter ended September 30, 1995, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.



                          Fiscal Quarter ended June 30, 1996

               The Partnership recorded a gain of $189,919 or $8.65 per Unit for the second quarter of 1996. This compares to a profit of $494,432 or $20.62 per Unit for the second quarter of 1995.

               Favorable positions in global currency and physical commodity markets generated profits in the first and third months of the quarter. The second month of the quarter saw losses in metals and global interest rates. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited. At June 30, 1996, John W. Henry & Company, Inc. was managing 80.7% of the Partnership's assets and Sabre Fund Management Limited was managing 19.3% of the Partnership's assets.

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

               During the quarter, investors redeemed a total of 516.07 Units. At the end of the quarter there were 21,565.36 Units outstanding (including 644.45 Units owned by the General Partners).

               During the fiscal quarter ended June 30, 1996, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.



                      Fiscal Quarter ended June 30, 1995

               The Partnership recorded a profit of $494,432 or $20.62 per Unit for the second quarter of 1995. The first month of the quarter was profitable with the strongest gains derived from foreign currency markets. The next two months saw losses in interest rates and foreign exchange. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited.

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


                         Fiscal Quarter ended March 31, 1996

               The Partnership recorded a loss of $6,334 or $0.35 per Unit for the first quarter of 1996. The first month experienced gains primarily as a result of profits in foreign exchange. The next two months saw losses due to unprofitable currency positions and losses in trading of stock indices and metals. The first quarter ended negatively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited. At March 31, 1996, John W. Henry & Company, Inc. was managing 80% of the Partnership's assets and Sabre Fund Management Limited was managing 20% of the Partnership's assets.

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

               During the fiscal quarter ended March 31, 1996, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.



                        Fiscal Quarter ended March 31, 1995

               The Partnership recorded a profit of $1,808,624 or $74.45 per Unit for the first quarter of 1995. The first month of the year was difficult due in part to losses in global interest rates and foreign exchange. However, the next two months saw profitable trends in the financial markets. As a result, the first quarter ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited.

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



          Date: November 14, 1996          IDS MANAGED FUTURES II, L.P.


                                           By: CIS Investments, Inc.
                                               One of its General Partners




          Date:  November 14, 1996         By:/s/ Donald J. Zyck
                                                  Donald J. Zyck,
                                                  Secretary & Treasurer


                                          (Duly authorized Officer of the
                                           General Partner and the Principal
                                           Financial Officer of the General
                                           Partner)