Form 10-K
period 1996-12-31
IDS MANAGED FUTURES II L P
filed 1997-03-26
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended          Commission File No. 0-17443
             December 31, 1996

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

       Registrant has no voting stock.



          IDS MANAGED FUTURES II, L.P.
       STATEMENTS OF FINANCIAL CONDITION

                                                 Dec 31, 1996     Dec 31, 1995
                                                ---------------   -------------
ASSETS
Cash at Escrow Agent                                        $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                  12,950,198      10,585,211
   Unrealized gain on open
     futures contracts                                 365,959         565,658
                                                ---------------   -------------
                                                    13,316,157      11,150,869

Interest receivable                                     43,968          39,588
Prepaid G.P. fee                                             0               0
                                                ---------------   -------------
      Total assets                                 $13,360,125     $11,190,457
                                                ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and C       $37,329         $36,318
   Accrued exchange, clearing, and NFA fees               $775            $535
   Accrued management fee                               40,724          36,944
   Accrued incentive fee                               356,409          10,682
   Accrued operating expenses                           75,887          70,279
   Redemptions payable                                 161,568          19,908

                                                ---------------   -------------
      Total liabilities                                672,692         174,666

Partners' Capital:
   Limited partners ( 20,173.69 and                 12,294,671      10,700,674
     21,884.34 units outstanding at
     12/31/96 and 12/31/95, respectively)
   General partners (644.45 units outstanding at       392,762         315,117
     12/31/96 and 12/31/95, respectively)
                                                ---------------   -------------
      Total partners' capital                       12,687,433      11,015,791
                                                ---------------   -------------
      Total liabilities and
        partners' capital                          $13,360,125     $11,190,457
                                                ===============   =============

See Accompanying notes to financial statements.




          IDS MANAGED FUTURES II, L.P.
            STATEMENTS OF OPERATIONS



                                                          1996            1995             1994
                                                ---------------   -------------   --------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          $3,650,325      $3,155,319      ($1,020,859)
   Change in unrealized gain (loss)
     on open positions                                (199,699)         19,036           11,502
Interest income                                        452,869         470,866          356,050
Foreign currency transaction gain (loss)               (33,881)         86,209          145,531
                                                ---------------   -------------   --------------
      Total revenues                                 3,869,614       3,731,430         (507,776)


EXPENSES

   Commissions paid to AXP Advisors and CIS            443,885         340,999          465,039
   Exchange, clearing and NFA fees                       9,629           6,116           11,678
   Management fees                                     415,370         430,581          422,292
   Incentive fees                                      384,059         185,847          133,131
   Operating expenses                                   50,442          77,547            4,113
                                                ---------------   -------------   --------------
      Total expenses                                 1,303,385       1,041,090        1,036,253
                                                ---------------   -------------   --------------
      Net profit (loss)                             $2,566,229      $2,690,340      ($1,544,029)
                                                ===============   =============   ==============


PROFIT (LOSS) PER UNIT OF LIMITED PARTNERSHIP IN       $120.48         $112.27          ($61.10)
PROFIT (LOSS) PER UNIT OF GENERAL PARTNERSHIP IN       $120.48         $112.27          ($61.10)
                                                ===============   =============   ==============


See accompanying notes to financial statements.


          IDS MANAGED FUTURES II, L.P.
   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1996,1995, AND 1994

                                                                                                     Total
                                                                     Limited         General        Partners'
                                                    Units*          Partners         Partners        Capital
                                                ---------------   -------------   --------------  -------------
Balance at December 31, 1993                         25,928.21      11,351,198          282,139    $11,633,337

Net loss                                                  0.00      (1,504,653)         (39,376)   ($1,544,029)

Redemptions                                          (1,944.80)       (812,167)               0      ($812,167)

Balance at December 31, 1994                         23,983.41       9,034,378          242,763     $9,277,141

Net profit                                                0.00       2,617,986           72,354     $2,690,340

Redemptions                                          (2,099.07)       (951,690)               0      ($951,690)

Balance at December 31, 1995                         21,884.34      10,700,674          315,117    $11,015,791

Net profit                                                0.00       2,488,584           77,645     $2,566,229

Redemptions                                          (1,710.65)       (894,587)               0      ($894,587)

Balance at December 31, 1996                         20,173.69      12,294,671          392,762    $12,687,433

Net asset value per unit at December 31, 1996

Net asset value per unit at December 31, 1995

Net asset value per unit at December 31, 1994


*Units of limited partnership interest

See accompanying notes to financial statements.


          IDS MANAGED FUTURES II, L.P.
            STATEMENTS OF CASH FLOWS



                                                          1996            1995             1994
                                                ---------------   -------------   --------------
Cash flows from operating activities:
   Net profit (loss)                                 2,566,229       2,690,340       (1,544,029)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                               199,699         (19,036)         (11,502)
     Interest receivable                                (4,380)         (1,973)         (11,970)
     Accrued liabilities                               356,365          44,556          (69,544)
                                                ---------------   -------------   --------------
     Net cash provided by (used in)
       operating activities                          3,117,913       2,713,887       (1,637,045)

Cash flows from financing activities:
   Partner Redemptions                                (752,926)       (978,820)        (835,350)
                                                ---------------   -------------   --------------
   Net cash provided by (used in)
     financing activities                             (752,926)       (978,820)        (835,350)
                                                ---------------   -------------   --------------
Net increase (decrease) in cash                      2,364,987       1,735,067       (2,472,395)

Cash at beginning of period                         10,585,211       8,850,144       11,322,539
                                                ---------------   -------------   --------------
Cash at end of period                              $12,950,198     $10,585,211       $8,850,144
                                                ===============   =============   ==============

See accompanying notes to financial statements.



                         Index to exhibits on page 22


                     Documents Incorporated by Reference


          Incorporated by reference in Part IV, Item 14 is Post
          Effective Amendment No. 2 to the Registration Statement declared effective on May 4, 1988.



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

          CIS is a "Futures Commission Merchant," the General Partners are "Commodity Pool Operators," IDS is an "Introducing Broker" and the trading advisors to the Partnership are "Commodity Trading Advisors" as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). AXP Advisors and CIS are also registered as broker-dealers with the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission ("SEC").

          Through March 3, 1989 trading decisions for the Partnership were made by five independent commodity trading advisors, Commodity Monitors, Inc., John W. Henry & Company, Inc., Mint Investment Management Company, Neims-Stoken Partnership and Sabre
          Fund Management Limited.   Mint Investment Management Company no
          longer traded assets of the Partnership after March 3, 1989 and Neims-Stoken Partnership no longer traded assets of the Partnership after October 13, 1989. In addition, Commodity Monitors, Inc. ceased trading at the end of April 1991. Chang Crowell Management Corporation began trading assets of the Partnership in August 1991 and ceased trading on November 16, 1994. At December 31, 1996, John W. Henry & Company, Inc. and Sabre Fund Management Limited made all trading decisions for the Partnership.

          The General Partners each contributed $77,035 (a total of $154,070) in cash to the capital of the Partnership, which was approximately 1.05% of the total contributions to the Partnership (less selling commissions) by all Partners. The General Partners received in exchange for such contribution 644.4502 Units (322.2251 Units each).

          Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more trading advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into an Advisory Contract with each of Commodity Monitors, Inc., John W. Henry and Company, Inc., Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund Management Limited (collectively, the "Advisors"). Commencing on March 1, 1988, after the conclusion of the initial offering period with respect to the Partnership's Limited Partnership Units, the Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. Mint Investment Management Company gave notice to the Fund that they were withdrawing as an Advisor due to a restructuring of their business. After February 28, 1989 Mint Investment Management Company no longer traded assets of the Partnership. Further, Neims-Stoken Partnership was closed out on October 13, 1989 due to poor trading performance. The assets remaining from both Mint and Neims-Stoken were allocated among the remaining Advisors.

          The assets formerly managed by John W. Henry & Company, Inc. ("JWH") pursuant to its Original Trading Method were allocated to another program operated by JWH, the KT Financial and Metals Portfolio as of February 1989. Further, Commodity Monitors, Inc. ceased trading assets of the Partnership due to poor trading performance in April 1991 and Chang Crowell Management Corporation ("Chang Crowell") began trading assets in August 1991. As of November 16, 1994 Chang Crowell was terminated as an Advisor to the Partnership and on December 12, 1994 the assets formerly managed by Chang Crowell were allocated to Sabre Fund Management Limited ("Sabre").

          The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts. The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Partnership. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into the brokerage clearing agreement and related customer agreements with their affiliates, CIS and AXP Advisors, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement ($58.75 per round turn trade to CIS which in turn reallocates $37.25 per round turn trade to AXP Advisors) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges incidental to the Partnership's trading. The Partnership shall not pay brokerage commissions to CIS and AXP Advisors at rates higher than those established in the Prospectus for a period of 60 months from the date the Partnership commences trading except for trades placed at certain foreign exchanges for which the Partnership is charged a surcharge equal to the increased incremental cost to CIS; thereafter, such brokerage commissions may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

          The original Advisory Contract between the Partnership and each of the Advisors provides that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to the portion of the Partnership's assets allocated to it. The Advisory Contracts were amended on April 30, 1996, effective March 31, 1996, to extend the term of each Advisory Contract through December 31, 1996 with the automatic extension of its terms for three additional one-year terms (beginning January 1 and ending December 31 of each year) through December 1999, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in Advisors or any reallocation of Partnership assets among Advisors or to other trading advisors by the Partnership.

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

          The Partnership paid JWH and Chang Crowell a monthly management fee of 1/3 of 1% of the Partnership's Net Asset Value ("NAV") under management as of the end of the month. Effective November 6, 1994 Chang Crowell ceased making trading decisions for the Partnership. Initially the Partnership paid Sabre a monthly management fee of 1/3 of 1% of the month-end net assets under management. Effective December 1, 1991, the Advisory Contract with Sabre was changed to reduce management fees paid to them to 1/6 of 1% of month-end net assets until such time as the assets allocated to Sabre showed a profit of 25%. The Partnership raised Sabre's management fee to 1/3 of 1% on September 1, 1993
          because the 25% profit was achieved.   Pursuant to an agreement
          between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was again reduced from 1/3 of 1% to 1/6 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches 40%. The Partnership pays each Advisor a quarterly incentive fee of 15% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management. The calculation and payment of such incentive fees shall not be affected by the performance of any other Advisor.
          The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to that Advisor.

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

          The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business as of December 31, 1996 is set forth under Items 6 and 7 herein.

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

                              (b)  As of December 31, 1996, there were
                                   20,173.69 Units held by Limited Partners and
                                   644.45 Units held by the General Partners. A total of 1,710.65 Units had been redeemed by Limited Partners during the period from January 1, 1996 to December 31, 1996 (39,907.08 Units were redeemed prior to calendar year 1996). The Partnership's Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of purchase, redemptions and distribution procedures.

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


          Item 6.  Selected Financial Data

                                            Year ended December 31,
                                         1992    1993    1994    1995    1996
          1. Operating Revenues(000)   $   80  $4,715   $(508) $3,731  $3,870
          2. Income (Loss) From
             Continuing Operations(000)  (790)  3,312  (1,544)  2,690   2,566
          3. Income (Loss) Per Unit    (19.55) 118.26  (61.10) 112.27  120.48
          4. Total Assets (000          9,464  11,883   9,434  11,190  13,360
          5. Long Term Obligations          0       0       0       0       0
          6. Cash Dividend Per Unit         0       0       0       0       0



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

          The Partnership's net assets are deposited in cash with CIS and as long as CIS acts as the Partnership's clearing broker, the Partnership will earn interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1996 CIS had paid or accrued to pay interest of $452,869 to the Partnership. Similarly, for the calendar year ended December 31, 1995, CIS had paid or accrued to pay interest of $470,866 to the Partnership.

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

          For the year ended December 31, 1996, investors redeemed a total of 1,710.65 Units for $894,587. In 1995 investors redeemed a total of 2,099.07 Units for $951,690.

          On December 31, 1996, the Partnership had unrealized profits of $365,959 and cash on deposit at CIS of $12,950,198. These positions required margin deposits at CIS of $906,578. The total balance of the Partnership's account was $13,316,157. These figures compare to unrealized profits of $565,658, cash on deposit of $10,585,211, margin requirement of $1,204,662 and total balance of the Partnership's account of $11,150,869 as of December 31, 1995.
          On December 31, 1994, the Partnership had unrealized profits of $546,622 and cash on deposit of $8,850,144. These positions required margin requirements at CIS of $1,375,181. The total balance of the Partnership's account was $9,396,766.

          During the fiscal year ended December 31, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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


          Results of Operations

          The Partnership posted positive returns for 1996 and 1995 but suffered losses for its Limited Partners in 1994.

          In 1996 there were numerous opportunities in the global futures markets and the Advisors were well-positioned to profit from many of them. The Partnership produced a net gain of 24.6% for the calendar year. The profits for the Partnership were made in the latter part of the year in currencies, global interest rates, energies and precious metals. The U.S. dollar reached a ten-week high against the Japanese yen, the German mark and the Swiss franc in September as sound economic fundamentals kept the U.S. dollar strong against most of the major currencies. The British pound was even stronger than the U.S. dollar as Europe debated European Monetary Union issues and viewed the pound as a safe haven. These factors led to excellent trends in the currency markets and profitable trading. Signs of a slowing U.S. economy drove the 30-year Treasury bond to its highest level in six and one-half years. Foreign central banks were heavy buyers of U.S.
          bonds, producing a nice profit for the Partnership.   In Asia,
          investors flocked to the higher-yielding Australian bond as the yield on the Japanese Government bond was at its lowest level in the nation's history. The Partnership benefited handsomely from opposite positions in both the Australian and Japanese bonds.
          The Partnership ended the year with a profit of $2,566,229.

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

          In September and November of 1996, JWH, one of the commodity trading advisors of the Partnership, was named as a co-defendant in class action lawsuits brought in the Superior Court of the State of California, Los Angeles County, the Supreme Court of the State of New York, New York County, and the Superior Court of the State of Delaware, New Castle County. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit and it intends to contest these allegations vigorously.

          Realized trading gains for the year caused the increase in "Cash on deposit with the Clearing Broker" of $2.4 million during 1996. Even with the lower balance in "Unrealized gain on open futures contracts" at the end of the year caused by the Partnership's traders realizing more of their trading gains prior to the end of the year than they did at the end of 1995, the Partnership recorded a gain of $2.2 million for 1996.

          Trading gains were significantly greater in the last quarter of 1996 compared to the last quarter of 1995. This resulted in the increase of over approximately $345,000 in "Accrued incentive fees" recorded as of the end of the year from 1995 to 1996 in the Statement of Financial Condition. Investor redemptions for December increased from 1995 to 1996 by $140,000 as investors chose to realize the gains they earned in the Partnership.

          The Partnership recognized an increase in excess of $4 million in trading gains from 1994 to 1995, and another increase of almost $.5 million from 1995 to 1996. Although the unrealized gain balance was lower at the end of 1996 versus 1995, more profits had been realized during the year, so the Partnership realized a net trading gain increase. These increases in trading gains showed their most direct impact in the increase in "Incentive fees" over the periods, showing an increase of $53,000 from 1994 to 1995 and another $198,000 in 1995 to 1996. Trading losses from 1994 that had to be recouped prior to additional incentive fees being earned by the traders caused the variance between the increase in trading profits versus the increase in incentive fees.

          Increased balances at the Clearing Broker from trading gains resulted in increases in "Interest income" ($125,000 in 1994 to 1995).

          During periods of loss, traders tend to trade more actively, exiting positions before the losses become large. This activity, coupled with a lower capital balance from the losses experienced in 1994 and the lower level of trading that could take place, caused the decrease of $124,000 in "Commission paid to AXP Advisors and CIS" during 1995. The increase in total capital of the Partnership from the trading gains in both 1995 and 1996 allowed the traders to increase the size of their trades during the year. These larger number of contracts traded caused the increase in "Commissions paid to AXP Advisors and CIS" of $100,000 in 1996.

          The trading gains for 1995 and the Illinois Personal Property Replacement Tax accrued from them caused the increase of $73,000 in "Operating expenses" from 1994. The actual tax due was less than the amount accrued. The reversal of the overaccrual caused the decrease noted in 1996.

          The dollar showed greater strength in 1996, when compared to the two earlier years during which the dollar had weakened. This dollar strength caused the Partnership to record a loss of $34,000 in 1996 on currencies held by the Partnership in other than US Dollars, when 1995 and 1994 had shown gains of $86,000 and $146,000 respectively.


          Inflation

          Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership's operations or assets.


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


          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                           Part III


          Item 10.  Directors and Executive Officers of the Registrant

          The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1996 were as follows:

          IDS Futures Corporation

          Lori J. Larson (born in August 1958), President and Director.
          Ms. Larson was elected President of IDS Futures Corporation effective November 14, 1996, replacing Wendell L. Halvorson who resigned as President. She has been employed by American Express Financial Corporation since 1981 and currently holds the title of
          Vice President.   Since August 1988 she has been responsible for
          day-to-day management of vendor relationships, due diligence review and operational aspects for the limited partnerships
          distributed by AXP Advisors.   In addition, she has responsibility
          for the product development of publicly offered mutual funds in the IDS Mutual Fund Group. Ms. Larson has held a variety of management positions with American Express Financial Corporation throughout her career. She is a graduate of and has an M.B.A. from the University of Minnesota.

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

          Peter J. Anderson (born in March 1942), Director. Mr. Anderson is Chairman and Chief Investment Officer of IDS Advisory Group Inc., as well as Senior Vice President - Investments and a member of the board of directors of American Express Financial Advisors Inc. Mr. Anderson joined IDS Advisory Group Inc. in April 1982 as Senior Vice President - IDS Equity Advisors, a division of IDS Advisory Group Inc. He became President of IDS Advisory Group in January 1985. In July 1987 Mr. Anderson was named Senior Vice President of American Express Financial Advisors Inc. and at that point assumed responsibility for common stock mutual funds. In January 1993 Mr. Anderson assumed responsibility for the portfolio management, research and economic functions of American
          Express Financial Advisors Inc.   Mr. Anderson has a B.A. from
          Yale University and an M.B.A. with a major in finance from Wharton Graduate School.

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

          L. Carlton Anderson (born in August 1937), Vice President and Director. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started working at Cargill, Incorporated in 1959 in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary, from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981, and is currently a Vice President of CIS and the Director in charge of the Portfolio Diversification Group. Mr. Anderson recently served on the Board of Directors of the Managed Futures Association.

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

          Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer from November 1983 until July 1991. He was elected as a Vice President in July 1991. He is a member of the FIA Operations Division and has served as Chairman of the FIA Finance Committee.

          Barbara A. Pfendler (born in May 1953), Vice President. Ms. Pfendler graduated from the University of Colorado in 1975. She has held various merchandising and management positions within Cargill's Oilseed Processing Division before transferring to CIS in 1986 where she is responsible for all marketing activities of the Portfolio Diversification Group. She was appointed Vice President of CISI in May 1990 and Vice President of CIS in June 1996.

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

          Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the Audit and international groups in Cargill's Tax Department and became Assistant Secretary on June 25, 1996.

          Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993 and was responsible for the oversight of federal audits and international compliance. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. She became Assistant Secretary on June 25, 1996.

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

          CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1996, the Partnership accrued and paid $443,885 in brokerage commissions and exchange fees to CIS. Of these commissions, $37.25 per round-turn trade is paid to AXP Advisors as the Partnership's Introducing Broker and $21.50 is retained by CIS as Clearing Broker for trades placed by JWH and Sabre.


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management


                         (a) As of December 31, 1996, no person was known to
                             the Partnership to own beneficially more than 5% of the outstanding Units.

                         (b) As of December 31, 1996, the General Partners
                             beneficially owned 644.45 Units or approximately 3.10% of the Units outstanding as of that date. In addition, Michael L. Weiner, Vice President, Secretary and Treasurer of IDS Futures, beneficially owned 1 of the outstanding Units.


                         (c) As of December 31, 1996, no arrangements were
                             known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

          Item 13.  Certain Relationships and Related Transactions

                         (a) None other than the compensation arrangements
                             described herein.

                         (b) None.

                         (c) None.

                         (d) Not Applicable.



                                         Part IV

          Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

                    (a) The following documents are included herein:

                        (1) Financial Statements:

                            a. Report of Independent Public Accountants
                            b. Statements of Financial Condition
                               as of December 31, 1996 and 1995
                            c. For the years ended December 31,
                               1996, 1995 and 1994:
                                  Statements of Operations
                                  Statements of Changes in Partners' Capital
                                  Statements of Cash Flows
                            d. Notes to Financial Statements

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

                        (1) None.



                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  March 25, 1997                 IDS Managed Futures II, L.P.
                                                        (Registrant)

          BY:  IDS Futures Corporation          BY:  CIS Investments, Inc.
               (General Partner)                     (General Partner)


          BY /s/ Lori J. Larson                 BY /s/ Hal T. Hansen
                 President                             President


          BY /s/ Michael L. Weiner              BY /s/ Donald J. Zyck
                 V.P., Secretary                       Secretary and Treasurer
                 and Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Date:  March 25, 1997


             /s/ Lori J. Larson                    /s/ Hal T. Hansen
                 Director and President                Director and President


             /s/ Morris Goodwin, Jr.               /s/ L. Carlton Anderson
                 Director                              Director and
                                                       Vice President

             /s/ Michael L. Weiner                  /s/ Donald J. Zyck
                 V.P., Secretary and                    Secretary and
                 Treasurer                              Treasurer



                                  Index to Exhibits


          Number                   Exhibit

          3.1 Limited Partnership Agreement dated July 14, 1987. (Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement No. 33-13939 declared effective on May 4, 1988.)


          10.1 Advisory Agreements dated as of July 14, 1987 between IDS Managed Futures II, L.P. and each of Commodity Monitors, Inc., John W. Henry & Company, Inc., Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund Management Limited. Advisory Agreement dated as of August 9,1991 between IDS Managed Futures II, L.P. and Chang Crowell Management Corporation. Amended Advisory Contracts dated March 31, 1992 and April 30, 1996 between IDS Managed Futures II, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited. (Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement No. 33-13939 declared effective on May 4, 1988.)

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



                            Index to Financial Statements
                             IDS Managed Futures II, L.P.



          Report of Independent Public Accountants                      Page 24

          Statements of Financial Condition as of
          December 31, 1996 and 1995                                    Page 25

          Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994                              Page 26

          Statements of Changes in Partners' Capital for the
          years ended December 31, 1996, 1995 and 1994                  Page 27

          Statements of Cash Flows for the years ended December
          31, 1996, 1995 and 1994                                       Page 28

          Notes to Financial Statements                                 Page 29

          Acknowledgment                                                Page 34