Form 10-Q
period 1997-03-31
IDS MANAGED FUTURES II L P
filed 1997-05-14
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1997 or

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

                             Yes   X         No


                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1997, and the additional time frames as noted:

                                           Fiscal Quarter    Year to Date   Fiscal Year    Fiscal Quarter Year to Date
                                           Ended 3/31/97     To 3/31/97     Ended 12/31/96 Ended 3/31/96  To 3/31/96
                                          --------------   --------------   -------------- --------------------------
Statement of
Financial Condition                             X                               X

Statement of
Operations
                                                X                X                             X              X
Statement of Changes
in Partners' Capital                                             X

Statement of
Cash Flows                                                       X                                            X

Notes to Financial
Statements                                      X


         IDS MANAGED FUTURES II, L.P.

       STATEMENTS OF FINANCIAL CONDITION

                                                Mar 31, 1997     Dec 31, 1996
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $12,831,393     $12,950,198
   Unrealized gain on open
     futures contracts                                243,654         365,959
                                               ---------------  --------------
                                                   13,075,047      13,316,157

Interest receivable                                    43,097          43,968
                                               ---------------  --------------
      Total assets                                $13,118,144     $13,360,125
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $30,611         $38,104
   Accrued management fee                              39,988          40,724
   Accrued incentive fee                               23,038         356,409
   Accrued operating expenses                          28,923          75,887
   Redemptions payable                                286,345         161,568
                                               ---------------  --------------
      Total liabilities                               408,904         672,692

Partners' Capital:
   Limited partners (19,630.90 units               12,305,278      12,294,671
     outstanding at 3/31/97, 20,173.69
     units outstanding at 12/31/96) (see Note 1)
   General partners (644.45 units out-                403,962         392,762
     standing at 3/31/97 and 12/31/96) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      12,709,240      12,687,433
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $13,118,144     $13,360,125
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Jan 1, 1997     Jan 1, 1997     Jan 1, 1996    Jan 1, 1996
                                                   through         through         through        through
                                                Mar 31, 1997     Mar 31, 1997   Mar 31, 1996   Mar 31, 1996
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $680,430        $680,430       $173,391       $173,391
   Change in unrealized gain (loss)
     on open positions                               (122,305)       (122,305)       (86,016)       (86,016)
Interest income                                       131,035         131,035        108,241        108,241
Foreign currency transaction gain (loss)             (108,803)       (108,803)       (13,269)       (13,269)
                                               ---------------  --------------  -------------  -------------
      Total revenues                                 $580,357        $580,357       $182,346       $182,346



EXPENSES

   Commissions paid to AXP Advisors and CIS            85,188          85,188        102,661        102,661
   Exchange fees                                        2,024           2,024          1,950          1,950
   Management fees                                    121,211         121,211        100,852        100,852
   Incentive fees                                      23,228          23,228            214            214
   Operating expenses                                 (13,628)        (13,628)       (16,997)       (16,997)
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  218,023         218,023        188,680        188,680
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                              $362,334        $362,334        ($6,334)       ($6,334)
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $17.39          $17.39          $0.35          $0.35
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1997 through March 31, 1997


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1997                20,173.70     $12,294,671       $392,762    $12,687,433

Net profit (loss)                                                     351,135         11,200        362,335

Redemptions (see Note 1)                              (542.80)       (340,528)             0       (340,528)
                                               ---------------  --------------  -------------  -------------
Partners' capital at March 31, 1997                 19,630.90     $12,305,278       $403,962    $12,709,240
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1997                                                    $609.44        $609.44

Net profit (loss) per unit                                              17.39          17.39
                                                                --------------  -------------
Net asset value per unit
   March 31, 1997                                                     $626.83        $626.83



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1997     Jan 1, 1996
                                                  through          through
                                                Mar 31, 1997     Mar 31, 1996
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                 $362,334         ($6,334)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              122,305          86,016
     Interest receivable                                  871           3,215
     Accrued liabilities                             (388,565)        (56,775)
     Redemptions payable                              124,777          58,709
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                           221,722          84,830

Cash flows from financing activities:

   Partner redemptions                               (340,528)       (220,245)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (340,528)       (220,245)
                                               ---------------  --------------
Net increase (decrease) in cash                      (118,806)       (135,415)


Cash at beginning of period                        12,950,198      10,585,211
                                               ---------------  --------------
Cash at end of period                             $12,831,393     $10,449,795
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                             IDS MANAGED FUTURES II, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1997


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

          (4)  INCOME TAXES

          No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro-rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $5,423 and $0 for the periods ended March 31, 1997 and March 31, 1996, respectively, and is included in operating expenses in the Statements of Operations.

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

          The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1997:


           COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)

           AGRICULTURAL COMMODITIES                (228)

           FOREIGN CURRENCIES                    63,513

           STOCK INDICES                         (6,267)

           ENERGIES                              809.00

           METALS                                11,998

           INTEREST RATE INSTRUMENTS            173,830


           TOTAL                                243,654


          The range of maturity dates of these exchange traded open contracts is April of 1997 through March of 1998. The average open trade equity for the period of January 1, 1996 to March 31, 1997 was $629,968.

          The margin requirement at March 31, 1997 was $715,497. To meet this requirement, the Partnership had on deposit with the Clearing Broker $11,475,025 in segregated funds and $1,600,022 in secured funds.

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


             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                         Fiscal Quarter ended March 31, 1997

          The Partnership recorded a gain of $362,334 or $17.39 per Unit for the first quarter of 1997. This compares to a loss of $6,334 or $0.35 per Unit for the first quarter of 1996.

          During the first month, the Partnership experienced gains primarily as a result of profits in foreign exchange rates, while during the second two months losses were recorded due to volatile interest rate markets and a sudden reversal in gold prices. Overall, the first quarter of fiscal 1997 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited. At March 31, 1997, John
          W. Henry & Company, Inc. was managing 84% of the Partnership's assets and Sabre Fund Management Limited was managing 16% of the Partnership's assets.

          In January, the U.S. dollar continued to dominate world currencies, reflecting both sound economic fundamentals and a policy, shared by both the U.S. central bank and Treasury administration officials, in support of a strong dollar. The Japanese yen suffered from problems in the Japanese banking sector. Rising unemployment and weak economic numbers in Germany once again drove the German mark down against the U.S. dollar. Trading in the British pound grew increasingly volatile as prospects for an interest rate increase in Britain weakened.
          Gold prices reached a three year low at mid-month. Therefore, the Partnership recorded a profit of $515,676 or $24.76 per Unit in January.

          In February, the U.S. dollar reached new highs against the German mark, Japanese yen and Swiss franc. The Federal Reserve chairman hinted of a possible hike in U.S. interest rates which sent the dollar soaring. Volatility in global interest rate markets continued to be fueled by speculation on the direction of global interest rates. Early in the month, central banks in Germany, England and the U.S announced their decisions to keep rates stable. In commodity markets, gold prices rose as demand was rekindled by the lowest spot prices since 1993. In agricultural markets, a two-month bull trend in coffee prices continued as unfavorable weather and labor strife in South America threatened supply. The Partnership recorded a loss of $114,916 or $5.52 per Unit in February.

          In March, speculation over the direction of U.S. interest rates unsettled financial markets around the world. Rising U.S. interest rates, unease over first quarter corporate earnings and lofty stock evaluations resulted in turmoil in U.S equity markets. In Europe, renewed speculation about a delay in the European Union's plans for economic and monetary union pushed the German mark higher against the U.S. dollar. Agricultural markets recorded profits resulting from persistent supply concerns. Due to overall market turbulence, the Partnership recorded a loss of $38,426 or $1.85 per Unit in March.

          During the quarter, investors redeemed a total of 542.80 Units. At the end of the quarter there were 20,275.35 Units outstanding (including 644.45 Units owned by the General Partners).

          During the fiscal quarter ended March 31, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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


                         Fiscal Quarter ended March 31, 1996

          The Partnership recorded a loss of $6,334 or $0.35 per Unit for the first quarter of 1996. During the first month of the quarter, the Partnership experienced gains primarily as a result of profits in foreign exchange rates. The Partnership then recorded losses in the following two months due to unprofitable currency positions and losses in trading of stock indices and metals. The first quarter of fiscal 1996 ended negatively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited. At March 31, 1996, John
          W. Henry & Company, Inc. was managing 80% of the Partnership's assets and Sabre Fund Management Limited was managing 20% of the Partnership's assets.

          In January, the primary influence on markets was the U.S. dollar, which rose against most currencies and hit its highest level in two years against the Japanese yen. Trading in foreign exchange generated the majority of profits. Trading in stock indices was slightly profitable. The Partnership recorded a profit of $529,633 or $23.51 per Unit in January.

          In February, the U.S. dollar lost ground against the Japanese yen, British pound, Swiss franc and German mark, resulting in the Partnership giving back some of the profits earned in January. The largest decline occurred in Japanese yen positions. In the metals markets, subsiding inflation fears and weakening demand pushed gold prices beneath the $400 threshold reached only a month before. Trading in interest rates and stock indices was also unprofitable. The Partnership recorded a loss of $514,051 or $22.88 per Unit in February.

          In March, trading was volatile, reflecting investors'
          confusion over the direction of the U.S. economy.   In addition,
          political tensions between China and Taiwan and "Mad Cow" disease outbreak in Britain further added to economic uncertainties. Elections in Australia, which resulted in the end of 13 years of Labor Party rule, strengthened the Australian dollar to levels not recorded in at least 10 months. Trading in stock indices and
          metals was unprofitable.   As a result, the Partnership recorded
          a loss of $21,916 or $0.99 per Unit in March.

          During the quarter, investors redeemed a total of 447.35 Units. At the end of the quarter there were 22,081.44 Units outstanding (including 644.45 Units owned by the General Partners).

          During the fiscal quarter ended March 31, 1996, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.


                             Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings

          The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General Partners believe that there is no proceeding threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.

          Item 2.  Changes in Securities

                   None

          Item 3.  Defaults Upon Senior Securities

                   None

          Item 4.  Submission of Matters to a vote of Security Holders

                   None

          Item 5.  Other Information

                   None

          Item 6.  Exhibits and Reports on Form 8-K

                   a)  Exhibits

                       None

                   b)  Reports on Form 8-K

                   The Partnership filed a Form 8-K (Item 5) with the Securities and Exchange Commission on April 10, 1997
                   to report that notice had been given on April 1, 1997 to Sabre Fund Management Limited, a commodity trading advisor of the Partnership, of the intention of the Partnership to terminate the Advisory Contract of Sabre Fund Management Limited on April 30, 1997.

                   The Partnership will file a Form 8-K (Item 5) with the Securities and Exchange Commission to report that the Partnership did not terminate the Advisory Contract with Sabre Fund Management Limited on April 30, 1997. Sabre Fund Management Limited remains as a commodity trading advisor of the Partnership.



                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



          Date:  May 14, 1997             IDS MANAGED FUTURES II, L.P.


                                          By: CIS Investments, Inc.
                                              One of its General Partners



                                          By: /s/ Donald J. Zyck
                                                  Donald J. Zyck,
                                                  Secretary & Treasurer