Form 10-Q
period 1997-06-30
IDS MANAGED FUTURES II L P
filed 1997-08-15
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10Q

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                     Commission File Number 017443


                       IDS MANAGED FUTURES II, L.P.
            (Exact name of registrant as specified in its charter)


                 Delaware                    061207252
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification #)


        233 South Wacker Dr., Suite 2300, Chicago, IL   60606
       (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code (312) 460 4000


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

                               Yes   X    No



                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1997, and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/97     To 6/30/97    Ended 12/31/96 Ended 6/30/96   To 6/30/96
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

                                                Jun 30, 1997     Dec 31, 1996
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $11,036,454     $12,950,198
   Unrealized gain on open
     futures contracts                                704,011         365,959
                                               ---------------  --------------
                                                   11,740,465      13,316,157

Interest receivable                                    36,167          43,968
                                               ---------------  --------------
      Total assets                                $11,776,632     $13,360,125
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $74,295         $38,104
   Accrued management fee                              35,548          40,724
   Accrued incentive fee                                    0         356,409
   Accrued operating expenses                          18,444          75,887
   Redemptions payable                                 99,329         161,568
                                               ---------------  --------------
      Total liabilities                               227,615         672,692

Partners' Capital:
   Limited partners (19,150.03 units               11,173,015      12,294,671
     outstanding at 6/30/97, 20,173.69
     units outstanding at 12/31/96) (see Note 1)
   General partners (644.45 units out-                376,002         392,762
     standing at 6/30/97 and 12/31/96) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      11,549,017      12,687,433
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $11,776,632     $13,360,125
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Apr 1, 1997     Jan 1, 1997     Apr 1, 1996    Jan 1, 1996
                                                   through         through         through        through
                                                Jun 30, 1997     Jun 30, 1997   Jun 30, 1996   Jun 30, 1996
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions        ($1,207,211)      ($526,781)      $616,749       $790,140
   Change in unrealized gain (loss)
     on open positions                                460,357         338,052       (288,710)      (374,726)
Interest income                                       120,195         251,229        110,114        218,355
Foreign currency transaction gain (loss)               12,702         (96,101)       (12,716)       (25,986)
                                               ---------------  --------------  -------------  -------------
      Total revenues                                ($613,958)       ($33,601)      $425,437       $607,783



EXPENSES

   Commissions paid to AXP Advisors and CIS           154,650         239,838        119,409        222,070
   Exchange fees                                        2,467           4,491          1,960          3,910
   Management fees                                    108,106         229,318         98,320        199,172
   Incentive fees                                           0          23,228          4,904          5,117
   Operating expenses                                  (4,175)        (17,804)        10,926         (6,071)
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  261,048         479,071        235,518        424,198
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                             ($875,007)      ($512,673)      $189,919       $183,585
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($43.38)        ($25.99)         $8.65          $8.30
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1997 through June 30, 1997


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1997                20,173.70     $12,294,671       $392,762    $12,687,433

Net profit (loss)                                                    (495,912)       (16,760)      (512,672)

Redemptions (see Note 1)                            (1,023.67)       (625,744)             0       (625,744)
                                               ---------------  --------------  -------------  -------------
Partners' capital at June 30, 1997                  19,150.03     $11,173,015       $376,002    $11,549,017
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1997                                                    $609.44        $609.44

Net profit (loss) per unit                                             (25.99)        (25.99)
                                                                --------------  -------------
Net asset value per unit
   June 30, 1997                                                      $583.45        $583.45



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1997     Jan 1, 1996
                                                  through          through
                                                June 30, 1997   June 30, 1996
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                ($512,673)       $183,585
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                             (338,052)        374,726
     Interest receivable                                7,801           5,442
     Accrued liabilities                             (382,838)        (43,319)
     Redemptions payable                              (62,239)         63,707
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                        (1,288,001)        584,141

Cash flows from financing activities:

   Partner redemptions                               (625,744)       (475,822)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (625,744)       (475,822)
                                               ---------------  --------------
Net increase (decrease) in cash                    (1,913,745)        108,318


Cash at beginning of period                        12,950,198      10,585,211
                                               ---------------  --------------
Cash at end of period                             $11,036,454     $10,693,529
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED



                         IDS MANAGED FUTURES II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997


(1)	GENERAL INFORMATION AND SUMMARY

IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended, and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Sabre Fund Management Limited, until July 31, 1997. Effective August 1, 1997 the General Partners added Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership.

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

The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 80 percent of the average
90day Treasury bill rate for U.S. Treasury bills issued during that month.


Commissions

Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $58.75 per round turn contract to CIS which in turn reallocates $37.25 per round turn contract to AXP Advisors, an affiliate of IDS Futures.


Foreign Currency Transactions

Trading accounts on foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the quarter while quarterend balances are translated at the quarterend currency rates. The impact of the translation is reflected in the statement of operations.


Statements of Cash Flow

For purposes of the statements of cash flows, cash represents cash on deposit with the Clearing Broker in commodity futures trading accounts.


(3)	FEES

Management fees are accrued and paid monthly, and incentive
fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John
W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre") the Partnership's Commodity Trading Advisors
("CTAs").   Pursuant to an agreement between the Partnership and
JWH, JWH receives 1/3 of 1% of the monthend net asset value of the Partnership under its management. Pursuant to an agreement between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was reduced from 1/3 of 1% to 1/6 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches 40%. The Partnership pays each Advisor a quarterly incentive fee of 15% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.


(4)	INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the prorata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $0 and $2,779 for the periods ended June 30, 1997 and June 30, 1996, respectively, and is included in operating expenses in the Statements of Operations.


(5)     FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at its Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to offbalance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts.
 Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the offbalance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

The counterparty of the Partnership for futures contracts traded in the United States and most nonU.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over the counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with three CTAs who make the trading decisions. Two of the CTAs trade a program diversified among all commodity groups, while the third is diversified among the various futures contracts in the financials and metals group. All three CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 1997:


    COMMODITY GROUP              UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES             41,544

FOREIGN CURRENCIES                  161,530

STOCK INDICES                        17,229

ENERGIES                               (720)

METALS                              198,247

INTEREST RATE INSTRUMENTS           286,181
                                    _______
TOTAL                               704,011


The range of maturity dates of these exchange traded open contracts is July of 1997 through June of 1998. The average open trade equity for the period of January 1, 1996 to June 30, 1997 was $523,797.

The margin requirement at June 30, 1997 was $1,636,988. To meet this requirement, the Partnership had on deposit with the Clearing Broker $9,896,129 in segregated funds and $1,844,335 in secured funds.


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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and  Results of Operation

                Fiscal Quarter ended June 30, 1997

The Partnership recorded a loss of $875,007 or $43.38 per Unit for the second quarter of 1997. This compares to a gain of $189,919 or $8.65 per Unit for the second quarter of 1996.

During the first two months of the quarter the Partnership experienced losses primarily as a result of losses in precious metals and foreign exchange. The third month experienced gains due to profitable positions in metals, interest rates and stock indices. Overall, the second quarter of fiscal 1997 ended negatively for the Partnership's accounts managed by John
W. Henry & Company, Inc. and only slightly positive for Sabre Fund Management Limited. At June 30, 1997, John W. Henry & Company, Inc. was managing 82.6% of the Partnership's assets and Sabre Fund Management Limited was managing 17.4% of the Partnership's assets.

In April, yields on the U.S. Treasury 30-year bond soared to a nine-month high, only to fall by month end resulting in losses in interest rates. The U.S. dollar continued its rise in the weeks leading up to the meeting of the G-7 finance ministers, reaching new highs against the Japanese yen and the German mark.
 Gains were realized in coffee as prices soared amid increasing concerns about adequate supply. In precious metals, both gold and silver prices declined as investors' concerns over U.S. inflation subsided. However, the Partnership recorded a loss of $321,966.98 or $15.88 per Unit in April.

Worldwide political events upset currency markets in May. The British pound rallied sharply, but briefly, hitting its highest intraday level since August 1992 after a surprise decision by Britain's newly elected Labour Government to give the Bank of England more autonomy in setting interest rates. In Japan, official warnings of intervention to cap the U.S. dollar's rise against the Japanese yen and a report that the Bank of Japan might raise a key interest rate pushed the dollar to a 4 1/2 month low against the Japanese currency. Surprising strength in the polls by French socialists and sharp disagreement in Germany over the use of gold reserves to meet criteria for European union membership threw the future of that monetary union in doubt. Trading in stock indices and agricultural commodities generated gains, while trading in metals was mixed. The Partnership recorded a loss of $910,669.26 or $45.41 per Unit in May.

In June, gold prices fell to a four-year low as the U.S. dollar strengthened and inflation indicators remained favorable. Positions in both gold and silver were profitable. Continued uncertainty surrounding the European currency union benefited bond markets outside the EMU circle of nations. In the currency markets, the Swiss monetary authority's determination to keep the franc from appreciating against major currencies succeeded in pushing the price of that currency down. After reaching a 20-year high in May, coffee prices fell steadily in June on news of higher world exports and concerns about the impact of high prices on demand. The Partnership recorded a gain of $357,629.31 or $17.91 per Unit in June.

On June 24, 1997, Jan R. Waye was elected Senior Vice President of CIS Investments, Inc., a General Partner of the Partnership.

During the quarter, investors redeemed a total of 480.85 Units.
At the end of the quarter there were 19,794.48 Units outstanding (including 644.45 Units owned by the General
Partners).

During the fiscal quarter ended June 30, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

In January, the U.S. dollar continued to dominate world currencies, reflecting both sound economic fundamentals and a policy, shared by both the U.S. central bank and Treasury administration officials, in support of a strong dollar. The Japanese yen suffered from problems in the Japanese banking sector. Rising unemployment and weak economic numbers in Germany once again drove the German mark down against the U.S. dollar. Trading in the British pound grew increasingly volatile as prospects for an interest rate increase in Britain weakened. Gold prices reached a three year low at midmonth. Therefore, the Partnership recorded a profit of $515,676 or $24.76 per Unit in January.

In February, the U.S. dollar reached new highs against the German mark, Japanese yen and Swiss franc. The Federal Reserve chairman hinted of a possible hike in U.S. interest rates which sent the dollar soaring. Volatility in global interest rate markets continued to be fueled by speculation on the direction of global interest rates. Early in the month, central banks in Germany, England and the U.S announced their decisions to keep rates stable. In commodity markets, gold prices rose as demand was rekindled by the lowest spot prices since 1993. In agricultural markets, a twomonth bull trend in coffee prices continued as unfavorable weather and labor strife in South America threatened supply. The Partnership recorded a loss of $114,916 or $5.52 per Unit in February.

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


Item 2. Changes in Securities

        None


Item 3.	Defaults Upon Senior Securities

        None


Item 4.	Submission of Matters to a vote of Security Holders

        None


Item 5.	Other Information

        None


Item 6.	Exhibits and Reports on Form 8K

        a)  Exhibits

            None

        b)  Reports on Form 8K

The Partnership filed a Form 8-K (Item 5) with the Securities and Exchange Commission on May 23, 1997 to report that the Partnership did not terminate the Advisory Contract with Sabre Fund Management Limited on April 30, 1997 as was previously reported in an 8-K filing dated April 10. Sabre Fund Management Limited remains as a commodity trading advisor of the Partnership.

The Partnership filed a Form 8-K (Item 5) with the Securities and
Exchange Commission on August 12, 1997 to report that Welton Investment Corporation had been added as a commodity trading advisor of the Partnership effective August 1, 1997.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



Date:   August 14, 1997             IDS MANAGED FUTURES II, L.P.


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