Form 10-Q
period 1997-09-30
IDS MANAGED FUTURES II L P
filed 1997-11-13
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                for the quarterly period ended September 30, 1997


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

                              Yes  X    No __



                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1997, and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/97     To 9/30/97    Ended 12/31/96 Ended 9/30/96   To 9/30/96
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

                                                Sep 30, 1997     Dec 31, 1996
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $11,665,551     $12,950,198
   Unrealized gain on open
     futures contracts                                719,974         365,959
                                               ---------------  --------------
                                                   12,385,526      13,316,157

Interest receivable                                    40,122          43,968
                                               ---------------  --------------
      Total assets                                $12,425,647     $13,360,125
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $55,198         $38,104
   Accrued management fee                              37,235          40,724
   Accrued incentive fee                               32,972         356,409
   Accrued operating expenses                          38,750          75,887
   Redemptions payable                                 24,347         161,568
                                               ---------------  --------------
      Total liabilities                               188,501         672,692

Partners' Capital:
   Limited partners (18,820.47 units               11,831,995      12,294,671
     outstanding at 9/30/97, 20,173.69
     units outstanding at 12/31/96) (see Note 1)
   General partners (644.45 units out-                405,151         392,762
     standing at 9/30/97 and 12/31/96) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      12,237,146      12,687,433
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $12,425,647     $13,360,125
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Jul 1, 1997     Jan 1, 1997     Jul 1, 1996    Jan 1, 1996
                                                   through         through         through        through
                                                Sep 30, 1997     Sep 30, 1997   Sep 30, 1996   Sep 30, 1996
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $1,104,721        $577,940      ($470,775)      $319,366
   Change in unrealized gain (loss)
     on open positions                                 15,963         354,015        895,875        521,149
Interest income                                       126,955         378,184        108,576        326,931
Foreign currency transaction gain (loss)              (37,737)       (133,838)        (5,978)       (31,963)
                                               ---------------  --------------  -------------  -------------
      Total revenues                               $1,209,903      $1,176,302       $527,699     $1,135,482



EXPENSES

   Commissions paid to AXP Advisors and CIS           133,839         373,677        140,230        362,300
   Exchange fees                                        3,456           7,947          2,594          6,504
   Management fees                                    114,080         343,397         96,744        295,915
   Incentive fees                                      33,824          57,053         20,076         25,194
   Operating expenses                                  23,477           5,673         13,234          7,163
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  308,675         787,747        272,878        697,076
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                              $901,228        $388,555       $254,821       $438,406
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $45.23          $19.24         $11.97         $20.27
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1997 through September 30, 1997


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1997                20,173.70     $12,294,671       $392,762    $12,687,433

Net profit (loss)                                                     376,167         12,389        388,556

Redemptions (see Note 1)                            (1,353.23)       (838,842)             0       (838,842)
                                               ---------------  --------------  -------------  -------------
Partners' capital at September 30, 1997             18,820.47     $11,831,995       $405,151    $12,237,146
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1997                                                    $609.44        $609.44

Net profit (loss) per unit                                              19.24          19.24
                                                                --------------  -------------
Net asset value per unit
   September 30, 1997                                                 $628.68        $628.68



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1997     Jan 1, 1996
                                                  through          through
                                                Sep 30, 1997     Sep 30, 1996
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                 $388,555        $438,406
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                             (354,015)       (521,149)
     Interest receivable                                3,846           5,557
     Accrued liabilities                             (346,969)          3,434
     Redemptions payable                             (137,221)         23,486
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                          (445,805)        (50,266)

Cash flows from financing activities:

   Partner redemptions                               (838,842)       (605,922)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (838,842)       (605,922)
                                               ---------------  --------------
Net increase (decrease) in cash                    (1,284,647)       (656,188)


Cash at beginning of period                        12,950,198      10,585,211
                                               ---------------  --------------
Cash at end of period                             $11,665,551      $9,929,023
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED




                       IDS MANAGED FUTURES II, L.P.

                       NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997


(1)	GENERAL INFORMATION AND SUMMARY

IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended, and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Sabre Fund Management Limited, until July 31, 1997. Effective August 1, 1997 the General Partners added Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership and the assets of the Partnership were re-allocated between the three independent commodity trading advisors.

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

No redemptions were permitted by a subscriber during the first six months after he or she was admitted to the Partnership. Thereafter, a Limited Partner may cause any or all of his or her Units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per Unit on ten days written notice to the General Partners. There are no additional charges to the investors at redemption. The General Partners may declare additional redemption dates upon notice to the Limited Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Limited Partnership Agreement contains a full description of redemption and distribution procedures.

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


Commissions

Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf by John W. Henry & Company, Inc. and Sabre Fund Management Limited at a rate of $58.75 per round turn contract to CIS which in turn reallocates $37.25 per round turn contract to AXP Advisors, an affiliate of
IDS Futures.   The Partnership pays commissions on trades
executed on its behalf by Welton Investment Corporation at a rate of $43.75 per round turn contract to CIS which in turn reallocates $27.15 per round turn contract to AXP Advisors.


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

Management fees are accrued and paid monthly, and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH"), Sabre Fund Management Limited ("Sabre") and Welton Investment Corporation ("Welton") the Partnership's Commodity Trading Advisors ("CTAs"). Pursuant to an agreement between the Partnership and JWH, JWH receives 1/3 of 1% of the month-end net asset value of the Partnership under its management. Pursuant to an agreement between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was reduced from 1/3 of 1% to 1/6 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches 40%. Pursuant to an agreement between the Partnership and Welton, Welton receives 1/4 of 1% of the month-end net asset value of the Partnership under its management. The Partnership pays both JWH and Sabre a quarterly incentive fee of 15% and pays Welton a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.


(4)	INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $5,823 and $6,638 for the periods ended September 30, 1997 and September 30, 1996, respectively, and is included in operating expenses in the Statements of Operations.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over-the-counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with three CTAs who make the trading decisions. Two of the CTAs trade a program diversified among all commodity groups, while the third is diversified among the various futures contracts in the financials and metals group. All three CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1997:


    COMMODITY GROUP              UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES                7,060

FOREIGN CURRENCIES                     68,721

STOCK INDICES                          51,566

ENERGIES                               30,363

METALS                                  1,168

INTEREST RATE INSTRUMENTS             561,096


TOTAL                                 719,974


The range of maturity dates of these exchange traded open contracts is October of 1997 through June of 1998. The average open trade equity for the period of January 1, 1997 to September
30,1997 was $631,606.

The margin requirement at September 30, 1997 was $1,521,824. To meet this requirement, the Partnership had on deposit with the Clearing Broker $9,917,665 in segregated funds and $2,467,861 in secured funds.


(6)	FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operation


              Fiscal Quarter ended September 30, 1997

The Partnership recorded a gain of $901,228 or $45.23 per Unit for the third quarter of 1997. This compares to a gain of $254,821 or $11.97 per Unit for the third quarter of 1996. For the nine month period ended September 30, 1997, the Partnership posted a gain of $388,555 or $19.24 per Unit, which compares to a profit of $438,406 or $20.27 per Unit for the nine month period ended September 30, 1996.

The Partnership experienced gains during the first and third months of the quarter as a result of strong profits in global interest rate positions, metals and some currencies. During the second month of the quarter, the Partnership suffered losses in U.S and European interest rates, currencies, crude oil and metals. Overall, the third quarter of fiscal 1997 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and negatively for the Partnership's accounts managed by Sabre Fund Management Limited and Welton Investment Corporation. At September 30, 1997, John W. Henry & Company, Inc. was managing 66.7% of the Partnership's assets, Sabre Fund Management Limited was managing 4.5% of the Partnership's assets and Welton Investment Corporation was managing 28.8% of the Partnership's assets.

In July, positions in U.S. Treasuries resulted in strong gains as did positions in Japanese Government bonds. In the currency markets, investors traded German marks and Swiss francs for U.S. dollars, pushing the dollar to new highs against both currencies. Except for sugar, positions in all other agricultural commodities traded resulted in losses. Silver and gold prices fell reflecting the sale by the Australian central bank of 60% of its gold reserves; the positions held by the Partnership in both metals were profitable. The Partnership recorded a gain of $1,438,494 or $72.67 per Unit in July.

In August, crude oil prices were pressured downward and traded erratically in part due to the recent return of Iraqi oil to world markets. Trading volatility also accounted for losses in the global interest rate sector and metals. Price reversals in the U.S. 30-year bond and U.S. and Australian 10-year notes resulted in losses for the Partnership. While losses occurred in the Deutsche mark and Swiss franc, gains were made in the Japanese yen and the Nikkei stock index. Positions in coffee, cotton and corn also resulted in gains for the Partnership. However, these gains did not offset the losses incurred and the Partnership recorded a loss of $755,085 or $38.61 per Unit in August.

In September, moderate gains were recorded for the Partnership, reflecting profitable positions in global interest rate markets and the Japanese Nikkei. The largest gains were derived from positions in the British gilt and Japanese Government bond. Except for the Australian dollar, positions in all other currencies traded resulted in losses. Small gains in cotton failed to offset losses in coffee, sugar and other agricultural markets. Positions in silver and copper resulted in gains, offsetting losses in gold. The Partnership recorded a gain of $217,819 or $11.17 per Unit in September.

During the quarter, investors redeemed a total of 329.54 Units.
At the end of the quarter there were 19,464.92 Units outstanding
(including 644.45 Units owned by the General Partners).

During the fiscal quarter ended September 30, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

Effective August 22, 1997, Morris Goodwin, Jr. resigned as a
Director of IDS Futures Corporation, a General Partner of the
Partnership. Effective September 24, 1997. Peter J. Slattery was elected as a Director of IDS Futures Corporation.

Effective September 12, 1997, Donald J. Zyck resigned as Secretary and Treasurer of CIS Investments, Inc., one of the general partners of the Partnership. Effective September 13, 1997, Rebecca S. Steindel was elected Secretary and Richard A. Driver was elected Treasurer of CIS Investments, Inc.


           Fiscal Quarter ended September 30, 1996

The Partnership recorded a gain of $254,821 or $11.97 per Unit for the third quarter of 1996. This compares to a loss of $149,375 or $6.53 per Unit for the third quarter of 1995. For the nine month period ended September 30, 1996, the Partnership posted a gain of $438,406 or $20.27 per Unit, which compares to a profit of $2,153,682 or $88.54 per Unit for the nine month period ended September 30, 1995.

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


              Fiscal Quarter ended June 30, 1997

The Partnership recorded a loss of $875,007 or $43.38 per Unit for the second quarter of 1997. This compares to a gain of $189,919 or $8.65 per Unit for the second quarter of 1996. For the six month period ended June 30, 1997, the Partnership posted a loss of $512,673 or $25.99 per Unit, which compares to a profit of $183,585 or $8.30 per Unit for the six month period ended June 30, 1996.

During the first two months of the quarter the Partnership experienced losses primarily as a result of losses in precious metals and foreign exchange. The third month experienced gains resulted due to profitable positions in metals, interest rates and stock indices. Overall, the second quarter of fiscal 1997 ended negatively for the Partnership's accounts managed by John
W. Henry & Company, Inc. and only slightly positive for Sabre Fund Management Limited. At June 30, 1997, John W. Henry & Company, Inc. was managing 82.6% of the Partnership's assets and Sabre Fund Management Limited was managing 17.4% of the Partnership's assets.

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

In April, crude oil prices continued to surge upwards as refiners pushed to replenish record low inventory levels. In the agricultural sector, prices of wheat, corn and soybeans soared as export demand remained strong. The currency markets saw relatively high U.S. bond yields which attracted investors to the U.S. dollar, thus strengthening the dollar against the German mark and Swiss franc. The Partnership recorded a profit of $309,559 or $14.02 per Unit in April.

In May, the grain and oilseed markets were volatile as concerns over winter crops were replaced by reports of poor planting conditions for spring crops. Crude oil prices succumbed to political pressures and the expected impact on world oil supplies of the long anticipated U.N./Iraq oil agreement. In the currency markets, the British pound declined to a two-year low against the U.S. dollar early in the month, but rallied back by the end of the month well ahead of the dollar as well as the German mark. The Partnership recorded a loss of $271,870 or $12.37 per Unit in May.

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




Date:   November 13, 1997             IDS MANAGED FUTURES II, L.P.


                                      By:  CIS Investments, Inc.,
                                           One of its General Partners



                                      By: /s/ Richard A. Driver
                                              Richard A. Driver
                                              Treasurer


                                        (Duly authorized Officer
                                         of the General Partner
                                         and the Principal Financial
                                         Officer of the General Partner)