Form 10-K
period 1997-12-31
IDS MANAGED FUTURES II L P
filed 1998-03-27
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


      For the fiscal year ended        Commission File No. 0-17443
      December 31, 1997


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

    Registrant's telephone number, including area code (312)460-4000

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

The aggregate market value of the voting and non voting common equity held by non affiliates of the Registrant as of February
28, 1998:  $11,839,182


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

CIS is a "Futures Commission Merchant," the General Partners are "Commodity Pool Operators," AXP Advisors is an "Introducing Broker" and the trading advisors to the Partnership are "Commodity Trading Advisors" as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). AXP Advisors and CIS are also registered as broker-dealers with the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission ("SEC").

The General Partners each contributed $77,035 (a total of $154,070) in cash to the capital of the Partnership, which was approximately 1.05% of the total contributions to the Partnership (less selling commissions) by all Partners. The General Partners received in exchange for such contribution
644.4502 Units (322.2251 Units each).

Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more trading advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into an Advisory Contract with each of Commodity Monitors, Inc., John
W. Henry and Company, Inc., Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund Management Limited (collectively, the "Advisors"). Commencing on March 1, 1988, after the conclusion of the initial offering period with respect to the Partnership's Limited Partnership Units, the Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. Mint Investment Management Company gave notice to the Fund that they were withdrawing as an Advisor due to a restructuring of their business. After February 28, 1989 Mint Investment Management Company no longer traded assets of the Partnership. Further, Neims-Stoken Partnership was closed out on October 13, 1989 due to poor trading performance. The assets remaining from both Mint Investment Management Company and Neims-Stoken Partnership were allocated among the remaining
Advisors.   The assets formerly managed by John W. Henry &
Company, Inc. pursuant to its Original Trading Method were allocated to another program operated by John W. Henry & Company, Inc., the Financial and Metals Portfolio, as of February 1989. Further, Commodity Monitors, Inc. ceased trading assets of the Partnership due to poor trading performance in April 1991 and Chang Crowell Management Corporation began trading assets in August 1991. As of November 16, 1994 Chang Crowell Management Corporation was terminated as an Advisor to the Partnership and on December 12, 1994 the assets formerly managed by Chang Crowell Management Corporation were allocated
to Sabre Fund Management Limited.   On July 8, 1997 the General
Partners entered into an agreement to add Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership and effective August 1, 1997 the assets of the Partnership were re-allocated among John W. Henry & Company, Inc., Sabre Fund Management Limited and Welton Investment Corporation. The General Partners elected not to renew the Advisory Contract of Sabre Fund Management Limited and it expired on December 31, 1997. Effective January 1,1998, all of the assets of the Partnership are managed by John W. Henry & Company, Inc. and Welton Investment Corporation.

The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts. The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Partnership. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into the brokerage clearing agreement and related customer agreements with their affiliates, CIS and AXP Advisors, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (the Partnership pays commissions on trades executed on its behalf by John W. Henry & Company, Inc. and Sabre Fund Management Limited at a rate of $58.75 per round turn contract to CIS which in turn reallocates $37.25 per round turn contract to AXP Advisors, an affiliate of IDS Futures; the Partnership pays commissions on trades executed on its behalf by Welton Investment Corporation at a rate of $43.75 per round turn contract to CIS which in turn reallocates $27.15 per round turn contract to AXP Advisors) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges incidental to the Partnership's trading. The Partnership shall not pay brokerage commissions to CIS and AXP Advisors at rates higher than those established in the Prospectus for a period of 60 months from the date the Partnership commences trading except for trades placed at certain foreign exchanges for which the Partnership is charged a surcharge equal to the increased incremental cost to CIS; thereafter, such brokerage commissions may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

The original Advisory Contract between the Partnership and each of the Advisors provides that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to the portion of the Partnership's assets allocated to it. The Advisory Contracts with John W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre") were amended on April 30, 1996 (but made effective back to the date of March 31, 1996) to extend the term of each Advisory Contract through December 31, 1996 with the automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 1999, unless earlier terminated in accordance with the termination provisions contained therein. The General Partners elected not to renew the Advisory
Contract for Sabre and it expired on December 31, 1997. The Advisory Contract with Welton Investment Corporation ("Welton") commenced on July 8, 1997 and will continue until December 31, 1998, with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 2001, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in trading advisors of the Partnership or any reallocation of Partnership assets among the trading advisors or to other trading advisors.

The Advisory Contracts shall terminate automatically in the event that the Partnership is terminated in accordance with the Limited Partnership Agreement. The Advisory Contracts may be terminated by the Partnership with respect to any Advisor individually upon written notice to the Advisor in the event that (i) the Partnership assets allocated to the Advisor has trading losses in excess of 30% of the assets originally allocated to the Advisor; (ii) the Advisor is unable, to any material extent, to use its agreed upon Trading Approach; (iii) the Advisor's registration is revoked or not renewed; (iv) there is unauthorized assignment of the Advisory Contract by the Advisor; (v) the Advisor dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, becomes bankrupt or insolvent or has a change in executive officer; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

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

The Partnership pays JWH a monthly management fee of 1/3 of 1% of the Partnership's Net Asset Value ("NAV") under management as of the end of the month. Initially the Partnership paid Sabre a monthly management fee of 1/3 of 1% of the month-end net assets under management. Effective December 1, 1991, the Advisory Contract with Sabre was changed to reduce management fees paid to them to 1/6 of 1% of month-end net assets until such time as the assets allocated to Sabre showed a profit of 25%. The Partnership raised Sabre's management fee to 1/3 of 1% on September 1, 1993 because the 25% profit was achieved.
Pursuant to an agreement between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was again reduced from 1/3 of 1% to 1/6 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees was to continue until such time that the cumulative trading performance of Sabre reached 40%. The General Partners elected not to renew the Advisory Contract of Sabre and it expired on December 31, 1997. Pursuant to an agreement between the Partnership and Welton, the Partnership pays Welton a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management. The Partnership pays JWH (and Sabre up until December 31, 1997) a quarterly incentive fee of 15% and pays Welton a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management. The calculation and payment of such incentive fees shall not be affected by the performance of any other Advisor.

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

The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business as of December 31, 1997 is set forth under Items 6 and 7 herein.

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

        (b) As of December 31, 1997, there were 18,556.44 Units held by Limited Partners and 644.45 Units held by the General Partners. A total of 1,617.25 Units had been redeemed by Limited Partners during the period from January 1, 1997 to December 31, 1997 (41,617.73 Units were redeemed prior to calendar year 1997). The Partnership's Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of purchase, redemptions and distribution procedures.

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



Item 6.	Selected Financial Data


                               Year ended December 31,
                               1993     1994     1995     1996      1997


1.  Operating Revenues(000)  $4,715    $(508)  $3,731   $3,870    $1,742

2.  Income (Loss) From
    Continuing Operations(000)3,312   (1,544)   2,690    2,566       657

3.  Income (Loss) Per Unit   118.26   (61.10)  112.27   120.48     33.22

4.  Total Assets(000)        11,883    9,434   11,190   13,360    12,558

5.  Long Term Obligations         0        0        0        0         0
6.  Cash Dividend Per Unit        0        0        0        0         0



Item 7.	Management's Discussion and Analysis of Financial
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

The Partnership's net assets are deposited in cash with CIS and as long as CIS acts as the Partnership's clearing broker, the Partnership will earn interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1997 CIS had paid or accrued to pay interest of $505,885 to the Partnership. Similarly, for the calendar year ended December 31, 1996, CIS had paid or accrued to pay interest of $452,869 to the Partnership.

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

For the year ended December 31, 1997, investors redeemed a total of 1,617.25 Units for $1,005,098. In 1996 investors redeemed a total of 1,710.65 Units for $894,587.

On December 31, 1997, the Partnership had unrealized profits of $636,775 and cash on deposit at CIS of $11,875,917. These positions required margin deposits at CIS of $1,289,365. The total balance of the Partnership's account was $12,512,692. These figures compare to unrealized profits of $365, 959, cash on deposit of $12,950,198, margin requirement of $906,578 and total balance of the Partnership's account of $13,316,157 as of
December 31, 1996.   On December 31, 1995, the Partnership had
unrealized profits of $565,658 and cash on deposit of $10,585,211. These positions required margin requirements at CIS of $1,204,662. The total balance of the Partnership's account was $11,150,869.

During the fiscal year ended December 31, 1997, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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


Year 2000 Issue

The Partnership does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software is currently being replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


Results of Operations

The Partnership posted positive returns for 1997, 1996 and 1995.

In 1997 the global futures markets showed a great deal of volatility and the Advisors were well positioned to profit from several of these moves. The Partnership produced a net gain of 5.45% for the calendar year. The year 1997 was marked by declining gold prices and interest rates around the globe and a rising U.S. dollar relative to the German mark and Japanese yen. The strength of these market moves proved beneficial to the Partnership. The price of gold declined to the lowest level in over a decade reflecting its declining value as an alternative monetary asset as central banks increased their willingness to sell or lease the precious metal. Solid gains were generated in the global interest rate markets, particularly in the Japanese Government bond where yields plummeted to historic lows as the nation sank relentlessly into a recession. Strong gains were also recorded in Australian 10-year bonds and 3-year notes and in German and Italian bonds. Gains were realized in positions in the German mark, which weakened in world markets as hopes for European monetary union rose. The U.S. dollar dominated the world currencies reflecting sound economic fundamentals in the U.S. The Partnership benefited from the upward price movement in natural gas during the summer and fall. However, energy markets were disappointing as ample world inventories and mild weather kept supply and demand in balance. In addition, losses were incurred in agricultural markets, despite strong performance by coffee futures earlier in the year. The Partnership ended the year with a profit of $657,271.

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

In addition to the above general analysis of the markets that resulted in the trading gains of the Partnership, following is an analysis of the changes in the various line items of the financial statements which should enhance the readers understanding of the results of the past fiscal year.

Both realized and unrealized trading gains contributed to the profits of $657,000 recorded by the Partnership during 1997. Despite these gains, however, redemptions during the year caused the "Cash on deposit with the Clearing Broker" to decrease $1.1 million. This situation was different in 1996, however, when trading gains exceeded redemptions by $1.7 million resulting in a like increase in "Cash on deposit with the Clearing Broker". Timing of the redemptions during 1997 was different than 1996, so redemptions payable at the end of 1997 were $120,000 less than at the end of 1996.

Due to the smaller gains enjoyed by the Partnership during the year, and because the gains recorded in the last quarter of 1997 were significantly less than those in the last quarter of 1996, "Accrued incentive fees" were $310,000 less in 1997 than in 1996. Total "Incentive fees" expense in 1997 was $280,000 less than 1996 and $85,000 less than 1995. In addition to lower incentive fees, the smaller profits earned by the Partnership during the year allowed for lower "Operating expenses" and "Accrued operating expenses" because there was a smaller income tax liability for the state of Illinois from 1997 and there was a reversal of an overaccrual of the tax liability from 1996.

The Partnership realized significantly less trading gains in 1997 when compared to 1996. Realized profits were reduced by $2.5 million in those two periods and were reduced by $2 million from the realized gains for the year of 1995. Unrealized profits, however, were greater at the end of 1997 compared to the end of 1996, showing a positive swing of $470,000 and even showing a swing of a positive $250,000 from the 1995 results.

The dollar continued to strengthen compared to the other currencies traded by the Partnership through 1997, causing a loss of $205,000 during the year, compared to a loss of $34,000 in 1996 and a gain of $86,000 in 1995.


Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership's operations or assets.


Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk

            Not Applicable.


Item 8.     Financial Statements and Supplementary Data

            Reference is made to the financial statements and the notes thereto appearing on Pages 24 through 33 of this report.


Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

            None.



                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures
Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1997 were as follows:


IDS Futures Corporation

Lori J. Larson (born in August 1958), President and Director. Ms. Larson was elected President of IDS Futures Corporation effective November 14, 1996, replacing Wendell L. Halvorson who resigned as President. She has been employed by American Express Financial Corporation since 1981 and currently holds the
title of Vice President.   Since August 1988 she has been
responsible for day-to-day management of vendor relationships, due diligence review and operational aspects for the limited
partnerships distributed by AXP Advisors.   In addition, she has
responsibility for the product development of publicly offered mutual funds in the IDS Mutual Fund Group. Ms. Larson has held a variety of management positions with Axerican Express Financial Corporation throughout her career. She is a graduate of and has an M.B.A. from the University of Minnesota.

Lori J. Larson resigned as President and Director of IDS
Futures Corporation on January 20, 1998.  Peter L. Slattery, a
Director of IDS Futures Corporation, replaced Ms. Larson as
President effective the same date.

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

John M. Knight (born in February 1952), Vice President. Mr. Knight has been employed by American Express Financial Corporation since July 1975. He is currently Controller-Variable Assets and Services, thus charged with overall finance responsibilities for Mutual Funds, Limited Partnerships, Variable Annuities, Retail Retirement Plans, Personal Trust and Wealth Management Services. From 1981 to March 1994 he held a number of positions in the IDS Certificate Company, including Controller of that organization. Mr. Knight is a graduate of the University of Wisconsin-Eau Claire and a FLMI.

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

Peter L. Slattery (born in July 1965), Director. Mr. Slattery is the Director of Non-Proprietary Products for American Express Financial Advisors, Variable Assets division. During his tenure at AEFA, he has led the transition to multiple classes for the IDS mutual fund line, developed five new retail funds and led the creation of the flagship Flexible Portfolio Annuity. He currently is responsible for all Non-proprietary relationships involving products sold through AEFA's various distribution channels. Mr. Slattery holds a BS from Babson College and an MBA from the University of Colorado.


CIS Investments, Inc.

Hal T. Hansen (born in November 1936), President and Director. Mr. Hansen has been President of Cargill Investor Services, Inc. since November 1978. He serves on the Executive Committees of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and is Chairman of the NFA. Mr. Hansen graduated from the University of Kansas in 1958. He started work at Cargill, Incorporated in 1958 and was employed by Cargill S.A.C.I. in Argentina from 1965 to 1969. Mr. Hansen has been employed by Cargill Investor Services, Inc. since 1974 and has been President and Director of CISI since June 1983.

L. Carlton Anderson (born in August 1937), Vice President and Director. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started working at Cargill, Incorporated in 1959 in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary, from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981, is currently Vice President of Cargill Investor Services, Inc., and has been Vice President and Director of CISI since June 1983. Mr. Anderson recently served on the Board of Directors of the Managed Futures Association.

Richard A. Driver (born in September 1947), Vice President, Treasurer and Director. Mr. Driver has served as Vice President and Director of CISI since June 1993 and was elected Treasurer of CISI in August 1997. Mr. Driver graduated from the University of North Carolina in 1969 and received a Masters Degree from American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations. Mr. Driver currently serves as Vice President, Controller, Treasurer and Director of Cargill Investor Services, Inc.

Jan R. Waye (born in June 1948), Senior Vice President. Mr. Waye assumed the position of Senior Vice President of Cargill Investor Services, Inc. in September 1996, after returning from London where he held various management positions for Cargill Investor Services, Ltd. including most recently Managing Director for CIS Europe. He was appointed Senior Vice President of CISI in June 1997. Mr. Waye joined Cargill, Incorporated in 1970 and served in various commodity trading and management positions in Chesapeake, VA; Winnipeg, Manitoba; and Vancouver, BC. In 1978 he moved to New York and shortly thereafter Minneapolis as head of Foreign Exchange for Cargill's metals trading business. This unit formed the nucleus of Cargill's Financial Markets Group as it started operations in 1983. Mr. Waye served in various management positions in the Financial Markets Group until 1988 when he assisted in the management and sale of Cargill's life insurance business in Akron, Ohio. He moved to London in late 1988. Mr. Waye has served as a member of the Board of LIFFE, the London International Financial Futures and Options Exchange, and as Vice Chairman of its Membership and Rules Committee. He also Served on the Board of the London Commodity Exchange up to its merger with LIFFE. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A. degree in Communications and Economics in 1970.

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

Barbara A. Pfendler (born in May 1953), Vice President. Ms. Pfendler graduated from the University of Colorado in 1975. She has held various merchandising and management positions within Cargill's Oilseed Processing Division before transferring to CIS in 1986 as the Sales Manager for the Fund Services Group. She was appointed Vice President of CISI in May 1990 and Vice President of Cargill Investor Services, Inc. in June 1996. Ms. Pfendler is currently the manager in charge of all activities of the Fund Services Group at Cargill Investor Services, Inc.

Rebecca S. Steindel (born in April 1965), Secretary. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987. She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. Ms. Steindel was elected Secretary of CISI in September 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

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

Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department and became Assistant Secretary of CISI in June 1996.

Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993 and was responsible for the oversight of federal audits and international compliance. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. She became Assistant Secretary of CISI in June 1996.

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

CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1997, the Partnership accrued and paid $496,134 in brokerage commissions and exchange fees to CIS. Of these commissions, $37.25 per round-turn trade is paid to AXP Advisors as the Partnership's Introducing Broker and $21.50 is retained by CIS as Clearing Broker.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          (a) As of December 31, 1997, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

          (b) As of December 31, 1997, the General Partners beneficially owned 644.45 Units or approximately 3.36% of the Units outstanding as of that date. In addition, Michael L. Weiner, Vice President, Secretary and Treasurer of IDS Futures, beneficially owned 1 of the outstanding Units.

          (c) As of December 31, 1997, no arrangements were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


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

          (d)   Not Applicable.



                             Part IV


Item 14.  Exhibits, Financial Statements Schedules and Reports on
          Form 8-K

          (a)   The following documents are included herein:

                (1)     Financial Statements:

                        a.      Report of Independent Public Accountants
                        b. Statements of Financial Condition as of December 31, 1997 and 1996
                        c. For the years ended December 31, 1997, 1996 and 1995:
                                Statements of Operations
                                Statements of Changes in Partners' Capital
                                Statements of Cash Flows
                        d.      Notes to Financial Statements



                (2) All financial statement schedules have been omitted either because the information required by the schedules is not applicable or because the information required is contained in the financial statements included herein or the notes thereto.

                (3)     Exhibits:

                        See the Index to Exhibits annexed hereto.

          (b)   Reports on Form 8-K

                (1) The following Form 8-K was filed with the Securities and Exchange Commission on behalf of the Partnership during the fiscal quarter ended December 31, 1997:

                        a) Form 8-K dated December 31, 1997 to report that, in accordance with the terms of the Advisory Contract between the Partnership and Sabre Fund Management Limited, the General Partners elected not to renew the Advisory Contract and it expired on December 31, 1997.




                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 1998             IDS Managed Futures II, L.P.


By:  IDS Futures Corporation      By:  CIS Investments, Inc.
     (General Partner)                 (General Partner)



By: /s/ Peter L. Slattery          By: /s/ Hal T. Hansen
        Peter L. Slattery                  Hal T. Hansen
        President                          President



By: /s/ Michael L. Weiner           By: /s/ Richard A. Driver
        Michael L. Weiner                   Richard A. Driver
        Vice President, Secretary and       Vice President
        Treasurer                           and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 26, 1998


/s/ Peter L. Slattery               /s/ Hal T. Hansen
    Peter L. Slattery                   Hal T. Hansen
    Director and Presidet               Director and President


/s/ Peter J. Anderson               /s/ L. Carlton Anderson
    Peter J. Anderson                   L. Carlton Anderson
    Director                            Director and Vice President


/s/ Michael L. Weiner               /s/ Richard A. Driver
    Michael L. Weiner                   Richard A. Driver
    Vice President, Secretary and       Vice President and Treasurer
    Treasurer




                        Index to Exhibits



Number                         Exhibit



3.1                     Limited Partnership Agreement dated July 14, 1987.
                        (Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement
                        No. 33-13939 declared effective on May 4, 1988).

10.1 Advisory Contract dated as of July 14, 1987 between CIS Investments, Inc., IDS Futures Corporation,
                        IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited. (Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement No. 33-13939 declared effective on May 4, 1988).

10.2 Amended Advisory Contracts dated March 31, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and each of John W. Henry & Company, Inc. and
                        Sabre Fund Management Limited.

10.3 Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.4 Advisory Contract dated as of July 8, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and Welton Investment Corporation.



                        Index to Financial Statements
                        IDS Managed Futures II, L.P.


Report of Independent Public Accountants                24

Statements of Financial Condition as of
December 31, 1997 and 1996                              25

Statements of Operations for the years ended
December 31, 1997, 1996 and 1995                        26

Statements of Changes in Partners' Capital for the
years ended December 31, 1997, 1996 and 1995            27

Statements of Cash Flows for the years ended December
31, 1997, 1996 and 1995                                 28

Notes to Financial Statements                           29

Acknowledgment                                          33





                        Independent Auditors' Report


The Partners
IDS Managed Futures II, L.P.:

We have audited the accompanying statements of financial condition of IDS Managed Futures II, L.P. (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures II, L.P. as of December 31, 1997 and
1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        January 30, 1998
                                        KPMG Peat Marwick LLP



IDS MANAGED FUTURES II, L.P.

Statements of Financial Condition

December 31, 1997 and 1996


Assets                                                                         1997                   1996
                                                                            -------                -------
Equity in commodity futures trading accounts:
         Cash on deposit with Clearing Broker                           $11,875,917             12,950,198
         Unrealized gain on open futures and options contracts              636,775                365,959
                                                                         ----------             ----------
                                                                         12,512,692             13,316,157

Interest receivable                                                          45,359                 43,968
                                                                        -----------             -----------
                                                                        $12,558,051             13,360,125
                                                                         ==========             ==========
Liabilities and Partners Capital

Liabilities:
         Accrued commissions on open futures and options
                  contracts due to AXP Advisors and CIS                      49,202                 37,329
         Accrued exchange, clearing, and NFA fees                               932                    775
         Accrued management fees                                             37,769                 40,724
         Accrued incentive fees                                              44,664                356,409
         Accrued operating expenses                                          47,272                 75,887
         Redemptions payable                                                 38,606                161,568
                                                                         ----------             ----------
Total liabilities                                                           218,445                672,692

Partners capital:
         Limited partners (18,556.44 and 20,173.69 units outstanding
                  at December 31, 1997 and 1996, respectively)           11,925,442             12,294,671
         General partners (644.45 units outstanding at December 31,
                  1997 and 1996)                                            414,164                392,762
                                                                         ----------             ----------
Total partners capital                                                   12,339,606             12,687,433
                                                                        -----------             -----------
                                                                        $12,558,051             13,360,125
                                                                         ==========             ==========

See accompanying notes to financial statements.


IDS MANAGED FUTURES II, L.P.

Statements of Operations

Years ended December 31, 1997, 1996, and 1995


                                                                               1997                   1996                   1995
                                                                            -------                -------                -------
Revenues:
         Gain (loss) on trading of commodity futures contracts:
                  Realized gain on closed positions                      $1,170,528              3,650,325              3,155,319
                  Increase (decrease) in unrealized gain on open
                           futures contracts                                270,816               (199,699)                19,036
         Interest income                                                    505,885                452,869                470,866
         Foreign currency transaction gain (loss)                          (205,540)               (33,881)                86,209
                                                                         ----------             ----------             ----------
Total revenues                                                            1,741,689              3,869,614              3,731,430

Expenses:
         Commission paid to AXP Advisors and CIS                            496,134                443,885                340,999
         Exchange, clearing, and NFA fees                                    11,108                  9,629                  6,116
         Management fees                                                    455,236                415,370                430,581
         Incentive fees                                                     101,866                384,059                185,847
         Operating expenses                                                  20,074                 50,442                 77,547
                                                                         ----------             ----------             ----------
Total expenses                                                            1,084,418              1,303,385              1,041,090
                                                                         ----------             ----------             ----------
Net profit                                                                 $657,271              2,566,229              2,690,340
                                                                         ==========             ==========             ==========

Profit per unit of limited partnership interest                              $33.22                 120.48                 112.27
Profit per unit of general partnership interest                              $33.22                 120.48                 112.27


See accompanying notes to financial statements.



IDS MANAGED FUTURES II, L.P.

Statements of Partners Capital

Years ended December 31, 1997, 1996, and 1995


                                                                                                                            Total
                                                                            Limited                General               partners
                                                            Units*         partners               partners                capital
                                                        ----------       ----------             ----------             ----------
Balance at December 31, 1994                             23,983.41       $9,034,378                242,763              9,277,141

Net profit                                                       0        2,617,986                 72,354              2,690,340
Redemptions                                              (2,099.07)        (951,690)                     0               (951,690)
                                                       -----------      -----------             -----------            -----------
Balance at December 31, 1995                             21,884.34       10,700,674                315,117             11,015,791

Net profit                                                       0        2,488,584                 77,645              2,566,229
Redemptions                                              (1,710.65)        (894,587)                     0               (894,587)
                                                       -----------      -----------             -----------            -----------
Balance at December 31, 1996                             20,173.69       12,294,671                392,762             12,687,433

Net profit                                                       0          635,869                 21,402                657,271
Redemptions                                              (1,617.25)      (1,005,098)                     0             (1,005,098)
                                                       -----------      -----------             -----------            -----------
Balance at December 31, 1997                             18,556.44      $11,925,442                414,164             12,339,606
                                                        ==========       ==========             ==========             ==========

Net asset value per unit at December 31, 1997                               $642.66                 642.66

Net asset value per unit at December 31, 1996                               $609.44                 609.44

Net asset value per unit at December 31, 1995                               $488.96                 488.96

*Units of limited partnership interest


See accompanying notes to financial statements.


IDS MANAGED FUTURES II, L.P.

Statements of Cash Flows

Years ended December 31, 1997, 1996, and 1995


                                                                               1997                   1996                   1995
                                                                            -------                -------                -------
Cash flows from operating activities:
         Net profit                                                        $657,271              2,566,229              2,690,340
         Adjustments to reconcile net profit to net
                  cash provided by operating activities:
                  Change in assets and liabilities:
                           (Increase) decrease in unrealized gain on open
                                    futures contracts                      (270,816)               199,699                (19,036)
                           Decrease in interest receivable                   (1,391)                (4,380)                (1,973)
                           Increase (decrease) in accrued liabilities      (331,285)               356,365                 44,556
                                                                        -----------             -----------            -----------
Net cash provided by operating activities                                    53,779              3,117,913              2,713,887

Cash flows used in financing activities:
         Limited partner redemptions                                     (1,128,060)              (752,926)              (978,820)
                                                                        -----------             -----------            -----------
Net increase (decrease) in cash                                          (1,074,281)             2,364,987              1,735,067

Cash at beginning of year                                                12,950,198             10,585,211              8,850,144
                                                                        -----------             -----------            -----------
Cash at end of year                                                     $11,875,917             12,950,198             10,585,211
                                                                         ==========             ==========             ==========

See accompanying notes to financial statements.





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

The Partnership shall be terminated on December 31, 2007 if none of the following occur prior to that date: (1) investors holding more than 50% of the outstanding units notify the General Partners to dissolve the Partnership as of a specific date; (2) disassociation of the General Partners with the Partnership; (3) bankruptcy of the Partnership; (4) decrease in the net asset value to less than $1,500,000; (5) the Partnership is declared unlawful; or (6) the net asset value per unit declines to less than $125 per unit and the partners elect to terminate the Partnership.


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


Redemptions

A Limited Partner may cause any or all of his or her units to be redeemed by the Partnership effective as of the last trading day of any month. Redemptions are based on the Net Asset Value per unit as of the last day of the month and require ten days' written notice to the General Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Limited Partnership Agreement contains a full description of redemption and distribution procedures.


Commissions

Brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $58.75 per round-turn contract. For trades executed by Welton Investment Corporation, the Partnership pays $43.75 per round turn contract. The Partnership pays these commissions directly to CIS and CIS then reallocates the appropriate portion to American Express Financial Advisors Inc. (AXP Advisors).


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


(3)    Fees

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the periods of these financial statements were made by the following Commodity Trading Advisors (CTAs): Sabre Fund Management Limited (Sabre); John W. Henry & Company, Inc. (JWH); and Welton Investment Corporation (Welton).

Under signed agreement for the periods presented prior to January 1, 1996, Sabre received a monthly management fee of 1/3 of 1% of the month-end net asset value of the Partnership under their management and 15% of the Partnership's net trading profits, if any, in each quarter attributable to their trading. Effective January 1, 1996, the agreement with Sabre was changed to reduce the management fees paid to them to 1/6 of 1% of the month-end net assets. The agreement with Sabre, which expired on December 31, 1997, was not renewed.

Under signed agreement, JWH will receive a monthly management fee of 1/3 of 1% of the month-end net asset value of the Partnership under its management and 15% of the Partnership's net trading profits, if any, attributable to its management.

Under signed agreement dated July 8, 1997, Welton will receive a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management and 18% of the Partnership's net trading profits, if any, attributable to its management.


(4)    Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $9,828, $38,387, and $57,567 for the years ended December 31, 1997, 1996, and 1995 respectively, and is included in operating expenses in the statements of operations.


(5)    Financial Instruments with Off-balance Sheet Risk

The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

The contractual amounts of commitments to purchase and sell exchange traded futures contracts were $35,623,858 and $59,633,383, respectively, on December 31, 1997; and $57,080,833 and $75,253,183, respectively, on December 31, 1996. The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

The average fair value of commodity interests was $720,402 and $1,031,060 during 1997 and 1996, respectively. Fair value as of December 31, 1997 and 1996 was $636,775 and $365,959. The net
gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over the counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of December 31, 1997, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program which is diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group. Both traders trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

At December 31, 1997, the cash requirement of the commodity interests of the Partnership was $1,289,365. This cash requirement is met by $10,885,627 held in segregated funds and $1,627,065 held in secured funds. At December 31, 1996, the cash requirement of the commodity interests of the Partnership of $906,578 was met by $11,641,297 being held in segregated funds and $1,674,860 being held in secured funds. At December 31, 1997 and 1996, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 1997 and 1996:


            Commodity Group     1997             1996


        Agricultural        $ 77,847            6,550

        Currency              57,907          279,087

        Stock Indices         67,958           51,489

        Energies              13,762            5,057

        Metals               318,096          108,338

        Interest             101,205          (84,562)


        Total        $       636,775          365,959


	The range of maturity dates of these exchange traded open contracts is January 1998 to December 1998.





                                Acknowledgment


        To the best of my knowledge and belief, the information contained herein is accurate and complete.


             /s/    Richard A. Driver
                    Richard A. Driver
                    Treasurer, CIS Investments, Inc.,
                    one of the General Partners and
                    Commodity Pool Operators of
                    IDS Managed Futures II, L.P.




EXHIBIT 10.2


Amendment to the IDS Managed Futures II, L.P.
Advisory Contract Dated July 14, 1987

John W. Henry & Co, Inc., a California corporation (JWH), IDS Managed Futures II, L.P., a Delaware limited partnership (the Partnership), CIS Investments, Inc., a Delaware corporation
(CISI) and IDS Futures Corporation, a Minnesota corporation (IDS Futures), hereby agree to the following amendments to that certain Advisory Contract dated July 14, 1987 (the Agreement) by and among JWH, the Partnership, CISI, IDS Futures, Sabre Fund Management, Ltd. and certain other parties who shall not be parties to this Amendment as of this 31st day of March, 1992. All terms and conditions of the Agreement shall remain in full force and effect after adoption of this Amendment unless expressly and specifically amended hereby, and all references hereafter to the Agreement shall be deemed references to the Agreement as amended hereby. The purpose of this Amendment is to institute the changes contained herein for the purpose of continuing the service of JWH for the Partnership after March 31, 1992. Any capitalized terms used herein and not specifically defined herein shall have the meanings ascribed to such terms in the Agreement.

1. Under Section 1., Duties of the Advisors, with respect to
JWH, the sixth paragraph shall be deleted and a new sixth paragraph shall be inserted to replace the deleted paragraph and shall read as follows:

Neither JWH nor any employee, director, officer or shareholder of JWH or any person who controls or who is controlled by JWH, shall be liable to the General Partners, their officers, directors, shareholders or employees, or the Partnership, its partners or any of their successors or assigns under this Agreement, except by reason of acts or omissions in contravention of the express terms of this Agreement or due to their misconduct or negligence or by reason of not having acted in good faith in the reasonable belief that such actions or omissions were in, or not opposed to, the best interest of the Partnership; provided, however, that John W. Henry shall have no liability to the Partnership or the General Partners under this Agreement or in connection with the transactions contemplated by this Agreement except for fraud or willful misconduct by John W. Henry; it being further understood that, without limiting JWH's liability hereunder, trading profits or losses incurred on behalf of the Partnership shall be for the account of the Partnership and JWH shall not incur any liability for such profits or losses provided JWH would not otherwise be liable to the Partnership under the terms hereof.

2. Under Section 1., Duties of the Advisors, with respect to
JWH, a new paragraph shall be added which shall immediately follow the second paragraph and shall read as follows:

Should the General Partners, in their sole discretion, override any trading instructions issued by JWH for any reason other than a determination that the trading instructions issued by JWH violate the Partnership's trading policies or limitations, the General Partners agree that any trading profits or losses incurred on behalf of the Partnership as a result of the actions of the General Partners to override JWH's trading instructions shall be for the account of the Partnership and JWH shall incur no liability for such profits and losses.

2. Under Section 4., Commodity Broker, with respect to JWH, the first paragraph shall be modified by the addition of the following:

Notwithstanding the foregoing, JWH may place trading orders for the Partnership with floor brokers selected by JWH; any trades so executed for the benefit of the Partnership shall be given-up to such broker or brokers as the General Partners shall approve. Expenses of give-ups shall be borne by the Partnership up to a
maximum of $   per round-turn on average or a reasonable amount
mutually agreed to.

3. Under Section 5., Fees, with respect to JWH, the following paragraph shall be added as the last paragraph in this Section:

In addition, if the amount of assets allocated to JWH's management is reduced, whether due to redemptions, distributions or reallocations, there will be a proportionate reduction in the related loss carryforward amount, the amount of which shall be determined by multiplying the amount of the loss carryforward by a fraction, of which the numerator shall be the amount of the reduction in the assets allocated to JWH's management and the denominator shall be the amount of the assets allocated to JWH's management immediately prior to the reduction.

4. Under Section 6., Terms and Termination, the first paragraph shall be deleted and a new first paragraph shall be inserted to replace the deleted paragraph and shall read as follows:

The term of the Agreement as hereby amended shall commence on the date that the Agreement would have expired had this amendment not been executed, and unless sooner terminated, shall continue in effect until the close of business on the last day of the month ending twelve full months thereafter. This Agreement shall automatically renew with respect to each Advisor on the same terms as set forth herein for three additional twelve month terms unless the Partnership shall give to an Advisor written notice that it does not elect to renew the Agreement at least 45 days prior to the termination of the then-current twelve-month period. This renewal right shall be applicable irrespective of any change in Advisors or any reallocation of Partnership assets among Advisors or to other trading advisors by the Partnership.

5. Under Section 6., Terms and Termination, with respect to
JWH, the third paragraph shall be modified by the addition of the following:

In addition, JWH has the right to terminate this Agreement as to itself (without affecting the continuation of this Agreement with the other Advisor) at any time, upon written notice to the Partnership in the event (i) of the receipt by JWH of an opinion of independent counsel that solely by reason of JWH's activities with respect to the Partnership, it is required to register as an investment advisor under the Investment Advisers Act of 1940;
(ii) that the Net Asset Value of Partnership assets under JWH's management decreases by more than 50% from the time trading commences solely as a result of a reallocation of Partnership assets pursuant to Section 7 of this Agreement (i.e., not including any decrease attributable to losses on commodity interest transactions directed by such Advisor) immediately following any such reallocation; (iii) that the registration of either General Partner as a commodity pool operator under the CE Act, or its NFA membership as a commodity pool operator is revoked, suspended, terminated or not renewed; (iv) that the General Partners elect (pursuant to Section 1 of this Agreement) to have JWH use a different Trading Approach in such Advisor's management of its allocable share of Partnership assets from that which JWH is then using and JWH objects to using such different Trading Approach; (v) that the General Partners override a trading instruction to JWH pursuant to Section 1 of this Agreement for reasons unrelated to a determination by the General Partners that JWH has violated the Partnership's trading policies or limitations; (vi) that the General Partners impose additional trading limitation(s) pursuant to Section 1 of this Agreement which JWH does not agree to follow in the management of its allocable share of partnership assets; (vii) that JWH has the right to terminate this Agreement pursuant to Section 7 of the Representation Agreement; (iii) there is an unauthorized assignment of this Agreement by the General Partners of the Partnership; or (ix) other good cause shown to which the written consent of the General Partners is obtained. JWH may also terminate this Agreement at any time upon 60 days' written notice to the General Partners.

6. Under Section 8., Other Accounts of the Advisors, with respect to JWH, the third paragraph, as stated below, shall be deleted from the Agreement:

Each Advisor agrees that it will (i) notify the General Partners of any net additional capital contributions placed under such Advisor's management during any period that such Advisor is acting as an Advisor, at such time as the aggregate amount of such additional capital contributions, since the time of the immediately preceding notice given pursuant to this paragraph, exceeds $10,000,000 monthly in total (exclusive of the Partnership) or (ii) provide the General Partners with updated monthly reports as promptly as practicable.

7. With respect to JWH, a new Section 24 titled
Acknowledgments shall be added to the Agreement and shall read as follows:

The General Partners acknowledge that they have received the commodity trading advisor disclosure document of JWH. The General Partners further acknowledge that JWH uses different proprietary trading programs and that these different trading programs may achieve different trading results.

8. The parties restate and confirm the accuracy as of the date hereof of the representations made by each of them in Sections
11 or 12 of the Agreement.

9. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one original instrument.

10. This Amendment and the applicable provisions of the Agreement not expressly and specifically amended hereby together constitute the entire agreement among the parties with respect to the matters referred to herein and therein, and no other agreement, verbal or otherwise, shall be binding upon the parties hereto.

IDS Managed Futures II, L.P.
CIS Investments, Inc.
General Partner
By:
Title:

IDS Futures Co.,
General Partner
By:
Title:

John W. Henry & Co., Inc.
By:
Title:

CIS Investments, Inc.
By:
Title:

IDS Futures Corporation
By:
Title:


EXHIBIT 10.2


Amendment to the IDS Managed Futures II, L.P.
Advisory Contract Dated July 14, 1987

Sabre Fund Management, Ltd., a limited liability company organized under the laws of England (Sabre), IDS Managed Futures II, L.P., a Delaware limited partnership (the Partnership), CIS Investments, Inc., a Delaware corporation (CISI) and IDS Futures Corporation, a Minnesota corporation (IDS Futures), hereby agree to the following amendments to that certain Advisory Contract dated July 14, 1987 (the Agreement) by and among Sabre, the Partnership, CISI, IDS Futures, John W. Henry & Co., Inc. and certain other parties who shall not be parties to this Amendment as of this 31st day of March, 1992. All terms and conditions of the Agreement shall remain in full force and effect after adoption of this Amendment unless expressly and specifically amended hereby, and all references hereafter to the Agreement shall be deemed references to the Agreement as amended hereby. The purpose of this Amendment is to institute the changes contained herein for the purpose of continuing the service of Sabre for the Partnership after March 31, 1992. Any capitalized terms used herein and not specifically defined herein shall have the meanings ascribed to such terms in the Agreement.

1. Under Section 5., Fees, with respect to Sabre, the first paragraph shall be deleted and a new first paragraph shall be inserted to replace the deleted paragraph and shall read as follows:

In consideration of and in compensation for the performance of Sabre's services under this Agreement, the Partnership agrees that it will pay the following: (i) a monthly management fee equal to 1/6 of 1% of the Partnership's Net Asset Value (as hereinafter defined) under the management of Sabre as of the end of each month until such time that the Trading Profits achieved on the Partnership's Net Asset Value under the management of Sabre reaches 25% of the sum of the Net Asset Value of the Partnership's funds allocated to Sabre by the Partnership on the date the Partnership commenced trading plus the Net Asset Value of any funds allocated to Sabre thereafter (after adding back all redemptions and distributions in respect of such assets), and, thereafter a monthly management fee equal to 1/3 of 1% of the Partnership's Net Asset Value under the management of Sabre as of the end of each month; and (ii) a quarterly incentive fee of fifteen percent (15%) of Trading Profits (as hereinafter defined) on the Net Asset Value (as hereinafter defined) of the Partnership assets allocated by the General Partners to Sabre's management. Trading Profits shall be computed as of the close of trading on the last day of each calendar quarter (March 31, June 30, September 30, and December 31). Trading Profits shall be computed solely on the performance of Sabre and shall not include or be affected by the performance of any other Advisor. Payment of the management fee and of the incentive fee shall be made as soon as practicable following the end of the period to which they relate. The management fee shall be paid monthly and deducted prior to the calculation of the quarterly incentive fee.

2. Under Section 6., Terms and Termination, the first paragraph shall be deleted and a new first paragraph shall be inserted to replace the deleted paragraph and shall read as follows:

The term of the Agreement as hereby amended shall commence on the date that the Agreement would have expired had this Amendment not been executed, and unless sooner terminated, shall continue in effect until the close of business on the last day of the month ending twelve full months thereafter. This Agreement shall automatically renew with respect to each Advisor on the same terms as set forth herein for three additional twelve month terms unless the Partnership shall give to an Advisor written notice that it does not elect to renew the Agreement at least 45 days prior to the termination of the then-current twelve-month period. This renewal right shall be applicable irrespective of any change in Advisors or any reallocation of Partnership assets among Advisors or to other trading advisors by the Partnership.

3.	  Under Section 16., Notices, with respect to Sabre, the
final paragraph of the Section is hereby amended as follows:

For purposes of this Agreement, Sidley & Austin, Chicago, Illinois shall be the agent of Sabre for accepting delivery and service of any notice required to be delivered under this Agreement and for services or process in any proceeding arising hereunder. Any such notice or service or process shall be deemed given by the party required to provide notice to Sabre when received by Sidley & Austin, Chicago, Illinois, and shall be delivered personally or by registered mail, postage prepaid, return receipt requested, as follows (or to such other agent as Sabre shall hereafter designate by written notice to the other parties, provided, however, that such other agent is located in the continental United States):

Sidley & Austin
One First National Plaza
Chicago, Illinois  60603
Attention:  David Sawyier

4. The parties restate and confirm the accuracy as of the date hereof of the representations made by each of them in Sections
11 or 12 of the Agreement.

5. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one original instrument.

6. This Amendment and the applicable provisions of the Agreement not expressly and specifically amended hereby together constitute the entire agreement among the parties with respect to the matters referred to herein and therein, and in no other agreement, verbal or otherwise, shall be binding on the parties hereto.

IDS Managed Futures II, L.P.
CIS Investments, Inc.
General Partner

By:
Title:

IDS Futures Corporation,
General  Partner
By:
Title:

CIS Investments, Inc.
By:
Title:

IDS Futures Corporation
By:
Title:

Sabre Fund Management, LTD.
By:
Title:


EXHIBIT  10.3

Amendment to the IDS Managed Futures II, L.P.
Advisory Contract Dated July 14, 1987

John W. Henry & Co., Inc., a California corporation (JWH),
Sabre Fund Management, Ltd., a limited liability company organized under the laws of England (Sabre), IDS Managed Futures II, L.P., a Delaware limited partnership (the Partnership), IDS Futures Corporation, a Minnesota corporation (IDS Futures) and CIS Investments, Inc., a Delaware corporation (CISI), hereby agree to the following amendment to that certain Advisory Contract dated July 14, 1987, as amended by those certain Amendments to the IDS Managed Futures II, L.P. Advisory Contract dated as of March 31, 1992 (the Advisory Contract and the Amendments thereto are hereinafter referred to as the Agreement) by and among JWH, Sabre, the Partnership, IDS Futures and CISI as of this day April 30, 1996. All terms and conditions of the Agreement shall remain in full force and effect after adoption of this Amendment unless expressly and specifically amended hereby, and all references to the Agreement shall be deemed references to the Agreement as amended hereby. The purpose of this Amendment is to extend the term of the Agreement. Any capitalized terms used herein and not specifically defined herein shall have the meanings ascribed to such terms in the Agreement.

1. Under Section 6, Terms and Termination, the first paragraph shall be deleted and a new first paragraph shall be inserted to replace the deleted paragraph and shall read as follows:

The term of the Agreement as hereby amended shall be deemed to have commenced on the date that the Agreement would have expired had this Amendment not been executed, and unless sooner terminated, shall continue in effect until December 31, 1996. This Agreement shall automatically renew with respect to each Advisor on the same terms as set forth herein for three additional twelve month terms beginning January 1 and ending December 31 unless the Partnership shall give to an Advisor written notice that it does not elect to renew the Agreement at least 45 days prior to the termination of the then-current twelve-month period. This renewal right shall be applicable irrespective of any change in Advisors or any reallocation of Partnership assets among Advisors or to other trading advisors by the Partnership.

2. This Amendment may be signed in multiple counterparts, all of which, when taken together shall constitute one document.

3. The parties restate and confirm the accuracy as of the date hereof of the representations made by each of them in Section 11 and Section 12 of the Agreement.

4. This Amendment and the applicable provisions of the Agreement not expressly and specifically amended hereby together constitute the entire agreement among the parties with respect to the matters referred to herein and therein, and no other agreement, verbal or otherwise, shall be binding upon the parties hereto.

IDS Managed Futures II, L.P.
CIS Investments, Inc.
General Partner
By
Its

IDS Futures Corporation
General Partner
By
Its

CIS Investments, Inc.	.
By
Its

IDS Futures Corporation
By
Its


Sabre Fund Management Limited
By
Its


John W. Henry & Company, Inc.
By
Its




Exhibit 10.4

Advisory Contract

This Advisory Contract is made and entered into as of the 8th day of July, 1997 (the Agreement), by and among IDS Managed Futures II, L.P., a Delaware limited partnership (the Partnership), IDS Futures Corporation, a Minnesota corporation (IDS Futures), CIS Investments, Inc., a Delaware corporation
(CISI) (IDS Futures and CISI are collectively referred to as the General Partners and individually referred to as a General Partner) and Welton Investment Corporation, a Delaware corporation (Welton);

Witnesseth:

Whereas, the Partnership was organized primarily for the purpose of trading, buying, selling, spreading or otherwise acquiring, holding or disposing of commodity futures contracts on U.S. exchanges and, in addition, from time to time the Partnership also may engage in transactions in futures contracts on foreign exchanges, forward contracts, options on commodity futures contracts and physical commodities on U.S. exchanges and other commodity interests (collectively Commodities); and

Whereas, the General Partners desire to utilize the services of Welton in connection with the commodity trading activities of the Partnership; and

Whereas, Welton is registered as a commodity trading advisor under the Commodity Exchange Act, as amended (CE Act), and is a member of the National Futures Association (NFA) as a commodity trading advisor (CTA) and will maintain such registration and membership for the term of this Agreement; and

Whereas, the Partnership and Welton desire to enter into this Agreement in order to set forth the terms and conditions upon which Welton will render and implement commodity advisory services in connection with the conduct by the Partnership of its commodity trading activities during the term of this Agreement;

Now, Therefore, in consideration of the mutual covenants and conditions hereinafter set forth, the parties hereto hereby agree as follows:

1. Duties of the Advisor. The Partnership hereby appoints Welton as its exclusive attorney-in-fact to invest and reinvest in Commodities the assets of the Partnership which the General Partners allocate to Welton on the terms and conditions set forth herein. This limited power-of-attorney is a continuing power and shall continue in effect with respect to Welton until terminated hereunder. To this end, Welton (i) agrees to act as one of the commodity trading advisors employed by the General Partners on behalf of the Partnership, and specifically, to exercise discretion with respect to that portion of the assets of the Partnership which the General Partners allocate to Welton's management upon the terms and conditions, and for the purposes, set forth in this Agreement, and (ii) shall have sole authority and responsibility for directing the investment and reinvestment of the Partnership's assets allocated to it in Commodities for the term of this Agreement pursuant to Welton's trading systems, methods and strategies included in Welton's Diversified Portfolio, a description of which is attached hereto as Exhibit A and hereby made a part hereof (hereinafter referred to as Welton's ading Approach). To the extent that assets of the Partnership are invested in United States Treasury bills or other investments approved by the Commodity Futures Trading Commission (CFTC) for the investment of customer funds or are held in cash, the General Partners will have the responsibility for the management thereof in investments other than Commodities. Welton will use its good faith best efforts in determining the investment and reinvestment of the Partnership's assets allocated to it in compliance with the Partnership's Trading Policies and limitations as set forth in Exhibit B attached hereto and hereby made a part hereof (hereinafter referred to as the Trading Policies), and in accordance with Welton's Trading Approach, and, to the extent Welton is notified thereof and (except as set forth in the last sentence of this paragraph) agrees thereto, in accordance with revisions to such Trading Policies and limitations made by the General Partners (each using its good faith business judgment) in accordance with the terms of this Agreement. In the event that the General Partners shall, in their sole discretion, determine that any trading instruction issued by Welton violates the Partnership's Trading Policies or limitations, or for any other reason, is not in the best interests of the Partnership, then the General Partners may override such trading instruction upon prior notice to Welton, if practical, or otherwise as soon as possible thereafter. Nothing herein shall be construed to prevent the General Partners from imposing any additional limitation(s) on the trading activities of the Partnership if the General Partners determine (each using its good faith business judgment) that such limitation(s) are necessary in the best interests of the Partnership, in which case Welton will adhere to such limitations following written notification thereof.

Should the General Partners, in their sole discretion, override any trading instructions issued by Welton for any reason other than a determination that the trading instructions issued by Welton violate the Partnership's Trading Policies or limitations, the General Partners agree that any trading profits or losses incurred on behalf of the Partnership as a result of the actions of the General Partners to override Welton's trading instructions shall be for the account of the Partnership and Welton shall incur no liability for such profits and losses.

In the event that Welton wishes to use a Trading Approach other than or in addition to the Trading Approach agreed to by the General Partners in connection with its trading for the Partnership, either in whole or in part, it may not do so unless Welton gives the General Partners prior written notice of its intention to utilize such different Trading Approach, including a description of such different Trading Approach and the General Partners consent thereto in writing.

Welton also agrees to give the Partnership prior written notice of any proposed material change in its Trading Approach, and agrees not to make any material change in such Trading Approach (as applied to the Partnership) without the prior express written approval of the General Partners, it being understood that Welton shall be free to institute non-material changes in its Trading Approach (as applied to the Partnership) without such prior written approval. Without limiting the generality of the foregoing, refinements to Welton's Trading Approach, the addition or deletion of Commodities to or from Welton's Trading Approach, or a change not exceeding 25% in the leverage of any such Trading Approach, shall not be deemed a material change in Welton's Trading Approach, and prior approval of the General Partners shall not be required therefor.

All purchases and sales of Commodities shall be for the account and risk of the Partnership.

2. Indemnification. Neither Welton, its employees, directors, officers, shareholders or partners, or any person who controls or who is controlled by Welton, shall be liable to the General Partners, their officers, directors, shareholders or employees, or the Partnership, its partners or any of their successors or assigns under this Agreement, except by reason of acts or omissions in contravention of the express terms of this Agreement or due to their misconduct or negligence or by reason of not having acted in good faith in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Partnership; it being understood that, without limiting Welton's liability hereunder, trading profits or losses incurred on behalf of the Partnership shall be for the account of the Partnership and Welton shall not incur any credit or liability for such profits or losses and Welton shall not in any way be responsible for the acts or omissions of the other trading advisors.

Welton, and each officer, director, shareholder, partner and employee of Welton, and each person who controls and who is controlled by Welton, shall be indemnified by the Partnership, to the fullest extent permitted by law, against any losses,judgments, liabilities, expenses (including reasonable attorneys' fees and accountants' fees) and claims, including settlements, incurred or sustained by Welton in connection with any acts or omissions of Welton relating to its management of its allocable share of Partnership assets pursuant to this Agreement or with its status as a trading advisor to the Partnership, provided that (i) there has been no judicial determination that such liability was the result of negligence, misconduct or a breach of this Agreement on the part of Welton, nor (ii) any judicial determination that Welton, and its officers, directors, shareholders, partners and employees (as applicable), and each person controlling or controlled by Welton, did not act (or took no action) in good faith and in a manner reasonably believed by it and them to be in, or not opposed to, the best interests of the Partnership. Any such indemnification involving a material amount, unless ordered or expressly permitted by a court, shall be made by the Partnership only upon the written advice of independent counsel acceptable to the Partnership that Welton has met the applicable standard of conduct described above.

Expenses incurred in defending a threatened or pending civil, administrative or criminal action, suit or proceeding against the foregoing indemnitees may be paid by the Partnership or the General Partners in advance of the final disposition of such action, suit or proceeding if (i) the legal action, suit or proceeding, if not sustained, would entitle the indemnitees to indemnification pursuant to the preceding paragraph, and (ii) Welton undertakes to repay the advanced funds to the Partnership and the General Partners in cases in which the foregoing indemnitees are not entitled to indemnification pursuant to the preceding paragraph. Expenses incurred in defending a threatened or pending civil, administrative or criminal action, suit or proceeding against Welton and one or both General Partners shall be paid initially by such General Partner(s), subject to subsequent proportionate reimbursement by Welton in the event of an unfavorable determination with respect to Welton; provided, that such initial payment of expenses shall not be made by such General Partner(s) on behalf of Welton if Welton elects to be represented by counsel of its own choice or if the defense of Welton involves distinct issues of law or of fact, and, provided further, that in the event of the initial payment of such expenses by such General Partner(s), such General Partner(s) shall have the exclusive right to select counsel.

3. Disclosure Obligations of Welton. Welton agrees to make all necessary disclosures regarding itself, its officers, partners and principals, trading performance, Trading Approach, customer accounts (other than the names of customers, or any other information which Welton deems to be proprietary or confidential unless such disclosure is required by law or regulation, including, without limitation, all material disclosures required in connection with the preparation and filing of any registration statement or prospectus) and otherwise as may be required, in the reasonable judgment of the General Partners, to the General Partners for the purpose of providing information regarding Welton to the Partnership's limited partners. No description of Welton in any registration statement, prospectus, promotional material or otherwise may be distributed by the General Partners without the prior consent of Welton.

4. Advisor Independence. Welton is and shall for all purposes herein be deemed to be an independent contractor with respect to the Partnership, the General Partners and the other trading advisors of the Partnership, and shall, unless otherwise expressly authorized, have no authority to act for or to represent the Partnership, the General Partners or the other trading advisors in any way or otherwise be deemed to be a general agent of the Partnership, the General Partners or the other trading advisors.

The Partnership and the General Partners acknowledge that the Trading Approach of Welton is the confidential property of Welton. Nothing in this Agreement shall require Welton to disclose the confidential or proprietary details of Welton's Trading Approach, except (i) to the extent required by law or regulation, or (ii) to the extent that such details may have come to be disseminated to the general public through the actions or omissions of persons other than the General Partners or the Partnership. The Partnership and the General Partners further agree that they will keep confidential and will not disseminate Welton's trading advice to the Partnership, except as, and to the extent, that it may be determined by the General Partners to be (i) necessary for the retention of professional service providers or affiliates of the General Partners to provide ordinary business services to the Partnership, (ii) the performance of brokerage services with the Partnership's commodity broker(s), or (iii) required by law or regulation.

5. Commodity Broker. All Commodities trades for the account of the Partnership shall be made through such commodity broker or brokers as the General Partners direct. Welton shall have authority to communicate all orders directly to such broker(s). Welton shall not have any authority or responsibility in selecting or supervising any broker for execution of Commodities trades of the Partnership or for negotiating commission rates to be charged therefor. At the present time it is contemplated that the Partnership will execute all Commodities trades through Cargill Investor Services, Inc. and that brokerage commissions payable by the Partnership will equal $35 per round turn plus applicable exchange, clearing, NFA fees, give-up charges and international differentials.

Welton shall be notified in writing by the General Partners if any Commodities trades for the account of the Partnership are to be made through any futures commission merchant other than Cargill Investor Services, Inc. (S). In addition, Welton may engage in exchange for physical transactions with respect to currencies into futures contracts. Welton may execute transactions at such other broker(s), and upon such terms and conditions, as Welton and the General Partners agree if such broker(s) agree to give up all such transactions to CIS for clearance and the General Partners' consent to executing brokers shall not be unreasonably withheld.

6. Fees. In consideration of and in compensation for the performance of Welton's services under this Agreement, the Partnership agrees that it will pay to Welton the following:
(i) a monthly management fee (the Management Fee) equal to 1/12 of 3% of the Partnership's Net Asset Value (as hereinafter defined) under the management of Welton as of the end of each month, and (ii) a quarterly incentive fee (the Incentive Fee) of Eighteen (18%) of Trading Profits (as hereinafter defined) on the Net Asset Value (as hereinafter defined) of the Partnership allocated by the General Partners to Welton's management and the calculation and payment of such incentive fees shall not be affected by the performance of the other trading advisors. Trading Profits for Welton shall be computed as of the close of trading on the last day of each calendar quarter (March 31, June 30, September 30 and December 31). The first Incentive Fee which may be due and owing to Welton in respect of any Trading Profits shall be computed as of the end of the first calendar quarter during which Welton managed the partnership's assets allocated to it for at least sixty (60) days. Trading Profits shall be computed solely on the performance of Welton and shall not include or be affected by the performance of the other trading advisors. Payment of the Management Fee and of the Incentive Fee shall be made as soon as practicable following the end of the period to which they relate. Management Fee shall be paid monthly and deducted prior to the calculation of the quarterly Incentive Fees. The Incentive Fee shall accrue monthly and be payable to Welton quarterly. Net Asset Value means the Partnership's total assets less total liabilities, including any liability for organization and offering expenses, to be determined on the basis of generally accepted accounting principles, consistently applied, except as set forth below.
For purposes of this calculation:

(a) Net Asset Value shall include any unrealized profit or loss on securities and open commodity positions and any other credit or debit accruing to the Partnership but unpaid or not received by the Partnership.

(b) All securities and open commodity positions shall be valued at their then market value which means, with respect to open commodity positions, the settlement price as determined by the exchange on which the transaction is effected or the most recent appropriate quotation as supplied by the Clearing Broker or banks through which the transaction is effected. If there are no trades on the date of the calculation due to operation of the daily price fluctuation limits or due to a closing of the exchange on which the transaction is executed, the contract will be valued at fair value as determined by the General Partners. Interest, if any, shall accrue monthly.

(c) Brokerage commissions on open positions shall be accrued in full upon the initiation of such open positions as a liability of the Partnership. Management Fees shall be paid monthly and deducted prior to the calculation of the quarterly Incentive Fee. Trading Profits (for purposes of calculating Welton's Incentive Fee) is defined as the excess (if any) of (A) the Net Asset Value of the Partnership's funds under Welton's management as of the last day of any calendar quarter (before deduction of Incentive Fees payable for such quarter) over (B) the highest Net Asset Value of the Partnership's funds under the management of Welton as of the last day of the most recent calendar quarter for which an Incentive Fee was due and owing or with respect to the first Incentive Fee which may be due and owing, the Net Asset Value of the initial Partnership funds allocated to Welton on the date Welton commences trading Partnership assets. In computing Trading Profits, the difference between (A) and (B) above shall be (i) decreased by all interest realized on the Welton's allocable share of Partnership assets subject to Welton's management between the dates referred to in (A) and
(B), and (ii) increased by Welton's allocable share of any distributions or redemptions paid or payable by the Partnership as of, or subsequent to, the date in (B) through the date in
(A), and (iii) adjusted (either increased or decreased, as the case may be) to reflect Welton's allocable share of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the calendar quarter as of which the current Incentive Fee calculation is made. For purposes of calculating Trading Profits attributable to the assets under the management of Welton, the definition of Net Asset Value shall be modified, insofar as it takes into consideration the amount of Incentive and Management Fees payable by and brokerage commissions accrued by the Partnership, to provide for the allocation of such Incentive and Management Fees and brokerage commissions specifically to the assets under the management of Welton which is entitled to such fees or whose trading decisions generated those brokerage commissions.

Incentive Fees shall be paid within 10 business days after the end of the quarter for which they are earned. For purposes of determining whether an Incentive Fee is payable by Units which are redeemed other than at quarter end, the dates of such redemptions shall be considered as if they were the last day of the quarter. If an Incentive Fee shall have been paid by the Partnership to Welton in respect of any calendar quarter and Welton shall incur subsequent losses on the Partnership's assets subject to its management, Welton shall nevertheless be entitled to retain amounts previously paid to it in respect of Trading Profits.

In addition, if the amount of assets allocated to Welton's management is reduced, whether due to redemptions, distributions or reallocations, there will be a proportionate reduction in the related loss carryforward amount, the amount of which shall be determined by multiplying the amount of the loss carryforward by a fraction, of which the numerator shall be the amount of the reduction in the assets allocated to Welton's management and the denominator shall be the amount of the assets allocated to Welton's management immediately prior to the reduction.

7. Terms and Termination. The term of the Agreement shall commence on the date this Agreement is executed and continue until December 31, 1998. This Agreement shall automatically renew with respect to Welton on the same terms as set forth herein for three additional twelve-month terms commencing January 1 and ending December 31, unless the Partnership shall give Welton 60 days prior written notice prior to termination of the then-current twelve-month period. This renewal right shall be applicable irrespective of any change in trading advisors of the Partnership or reallocation of Partnership assets among the trading advisors or to other trading advisors. This Agreement shall terminate automatically in the event that the Partnership is terminated. This Agreement may be terminated at the election of the Partnership at any time, upon written notice to Welton in the event that: (A) the Net Asset Value of Partnership funds allocated to Welton's management decreases as of the close of trading on any business day by more than thirty percent (30%) from the sum of the Net Asset Value of the Partnership's funds allocated to Welton on the date Welton commenced trading Partnership assets plus the Net Asset Value of any funds which may be allocated to Welton thereafter (after adding back all redemptions, distributions and reallocations made to Welton or any additional trading advisors in respect of such assets); (B) Welton is unable, to any material extent, to use its agreed-upon Trading Approach, as such Trading Approach may be refined or modified in the future in accordance with the terms of this Agreement for the benefit of the Partnership; (C) Welton's registration as a commodity trading advisor under the CE Act, or membership as a commodity trading advisor with the NFA is revoked, suspended, terminated or not renewed; (D) the General Partners determine in good faith that Welton has failed to conform to (i) the Partnership's Trading Policies or limitations, as they may be revised or modified, or (ii) any agreed-upon Trading Approach; (E) there is an unauthorized assignment of this Agreement by Welton; (F) Welton dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of its Trading Approach utilized by the Partnership or its business goodwill, in each instance without the consent of the General Partners;
(G) there is a change of control of Welton; (H) Welton becomes bankrupt or insolvent; (I) Patrick Welton ceases to be an active executive officer of Welton; or (J) the General Partners for any reason or for no reason, in their sole discretion, terminate this Agreement by providing 30 days' written notice to Welton.

In addition, Welton has the right to terminate this Agreement at any time, upon written notice to the Partnership in the event
(i) of the receipt by Welton of an opinion of independent counsel that solely by reason of Welton's activities with respect to the Partnership, Welton is required to register as an investment adviser under the Investment Advisers Act of 1940;
(ii) that the Net Asset Value of Partnership assets under Welton's management decreases by more than 50% from the time trading commences solely as a result of a reallocation of Partnership assets pursuant to Section 7 of this Agreement (i.e., not including any decrease attributable to losses on commodity interest transactions directed by Welton) immediately following any such reallocation; (iii) that the registration of either General Partner as a commodity pool operator under the CE Act, or its NFA membership as a commodity pool operator is revoked, suspended, terminated or not renewed; (iv) that the General Partners elect (pursuant to Section 1 of this Agreement) to have Welton use a different Trading Approach in Welton's management of its allocable share of Partnership assets from that which Welton is then using to manage such assets and Welton objects to using such different Trading Approach; (v) that the General Partners override a trading instruction of Welton pursuant to Section 1 of this Agreement for reasons unrelated to a determination by the General Partners that Welton has violated the Partnership's Trading Policies or limitations; (vi) that the General Partners impose additional trading limitation(s) pursuant to Section 1 of this Agreement which Welton does not agree to follow in its management of its allocable share of Partnership assets; (vii) there is an unauthorized assignment of this Agreement by the General Partners of the Partnership; or
(viii) other good cause is shown to which the written consent of the General Partners is obtained.

In the event that this Agreement is terminated with respect to, or by, Welton pursuant to this Section 7, Welton shall be entitled to the Incentive Fee, if any, which shall be computed as if the effective date of termination was the last day of the then current calendar quarter. If this Agreement is terminated on a day other than the last day of a calendar month, the Management Fee described herein shall be determined as if such date were the end of a month and such fee shall be pro-rated based on the ratio of the number of trading days in the month through the date of termination to the total number of trading days in the month. The rights of Welton to fees earned through the date of expiration or termination shall survive this Agreement until satisfied.

8. Funds Allocated to Management of Welton. Initially, Welton shall be allocated approximately thirty percent (30%) of the Partnership's assets to manage in accordance with Section 1 of this Agreement. At any time thereafter, in their sole discretion, the General Partners may reallocate assets of the Partnership among the Partnership's trading advisors or among other additional trading advisors which may be appointed without terminating this Agreement. Welton may, however, in its sole discretion, refuse an increase in its allocation of Partnership assets. Welton agrees that (i) redemptions, distributions and payment of Partnership expenses (except Management and Incentive
Fees) shall be charged against, and (ii) interest income earned by the Partnership shall be credited to, the assets managed by Welton in what the General Partners determine to be as close as practicable to Welton's proportionate share of the Partnership's assets as of the time of the initial allocation or subsequent reallocation of these assets. Any Management and Incentive Fees paid or payable by the Partnership to Welton shall only be charged against the assets of Welton. In the event that losses incurred by any CTA exceeds the assets allocated to the CTA, the General Partners will withdraw the funds necessary to cover such excess losses from the assets under the management of the other CTAs, including Welton, in proportion to the amount of Partnership assets being managed by such CTA.

9. Other Accounts of Welton. Welton shall be free to manage and trade accounts for other investors (including other public and private commodity pools) during the term of this Agreement and to use the same or other information and Trading Approach utilized in the performance of services for the Partnership for such other accounts so long as Welton's ability to carry out its obligations and duties to the Partnership pursuant to this Agreement is not materially impaired thereby. Furthermore, neither Welton nor any shareholder, partner, director, officer, employee or agent, as applicable, of Welton shall cause or permit Welton to engage in any business enterprise not presently engaged in which is unrelated to the giving of commodity advice or the operation of commodity pools if such other business might reasonably be expected to have a material adverse effect on Welton's ability to perform its obligations and duties to the Partnership under this Agreement, unless it obtains the prior written consent from the General Partners, which consent shall not be unreasonably withheld. In addition, Welton, and its shareholders, partners, directors, officers, employees and agents, as applicable, also will be permitted to trade in Commodities for their own accounts so long as Welton's ability to carry out its obligations and duties to the Partnership is not materially impaired thereby.

So long as Welton is performing services for the Partnership, it agrees that it will not accept additional capital for management in the Commodities markets if doing so would have a reasonable likelihood of resulting in Welton having to modify materially the Trading Approach being used by Welton for the Partnership in a manner which might reasonably be expected to have a material adverse effect on the Partnership (without limiting the generality of the foregoing, it is understood that this paragraph shall not prohibit the acceptance of additional capital, which acceptance requires only routine adjustments to trading patterns in order to comply with speculative position limits or daily trading limits).

Welton agrees that, in its management of accounts other than the account of the Partnership, Welton will not knowingly or deliberately favor any other account managed or controlled by it or any of its principals or affiliates (in whole or in part) over the Partnership on an overall basis. The preceding sentence shall not be interpreted to preclude (i) Welton from charging another client fees which differ from the fees to be paid to Welton hereunder, or (ii) an adjustment by Welton in the implementation of any agreed upon Trading Approach in accordance with the procedures set forth in Section 1 hereof, which is undertaken by Welton in good faith in order to accommodate additional accounts or adjustments deemed, in good faith, by Welton to be appropriate to the management of a larger account. Welton, upon request, shall provide the General Partners with an explanation of the material differences, if any, in performance between the Partnership and any other comparable account for which Welton or any of its principals or affiliates acts as a commodity trading advisor (in whole or in part).

Upon the reasonable request of the General Partners, Welton shall provide the General Partners with such information as they reasonably may request for the purpose of confirming that the Partnership has been treated equitably with respect to advice rendered during the term of this Agreement by Welton for other accounts (including accounts of Welton or its shareholders, partners, directors, officers, employees, and agents) managed by Welton, which the parties acknowledge to mean that the General Partners may inspect all records of Welton related to such other accounts during normal business hours upon its prior written request. Welton may, in its discretion, withhold from any such report or inspection the name of the client for whom any such account is maintained and, in any event, the Partnership and the General Partners shall keep all such information obtained by it from Welton confidential.

10. Speculative Position Limits. If, at any time during the term of this Agreement, it appears to Welton that it may be required to aggregate the Partnership's Commodities positions it controls with the positions of any other accounts it or any of its shareholders, partners, directors, officers, employees, or agents owns or controls for purposes of applying the speculative position limits of the CFTC, any exchange, self-regulatory body, or governmental authority, Welton will promptly notify the General Partners when the Partnership's positions are first included in an aggregate amount which equals or exceeds the applicable speculative limit and will promptly respond thereafter to requests from the General Partners with respect to the percentage of the applicable speculative limit reflected by the aggregate positions owned or controlled by Welton or any of its shareholders, partners, directors, officers, employees, or agents. Welton agrees that if its trading recommendations are altered because of the potential application of speculative position limits, Welton will modify its trading instructions to the Partnership and its other accounts in a good faith effort to achieve an equitable treatment of all accounts; Welton will liquidate Commodities positions and/or limit the taking of new positions in all accounts it manages, including the Partnership, as nearly as possible in proportion to the assets available for trading of the respective accounts to the extent necessary to comply with applicable speculative position limits. Welton presently believes and represents that its program for the management of the Partnership's account can be implemented for the benefit of the Partnership notwithstanding the possibility that, from time to time, speculative position limits may become applicable.

11. Brokerage Confirmations and Reports. The General Partners will instruct the Partnership's commodity broker or brokers to furnish Welton with copies of all trade confirmations and monthly trading statements relating to the Partnership's assets under the management of Welton. Welton will maintain records and will monitor all open positions relating thereto.

12. Welton's Representations and Warranties. Welton represents and warrants that:

(a) it has full capacity and authority to enter into this Agreement, and to provide the services required of it hereunder;

(b) it will not, by entering into this Agreement and by acting as a commodity trading advisor to the Partnership, (i) be required to take any action contrary to its incorporating document, or any applicable statute, law or regulation of any jurisdiction or (ii) breach or cause to be breached any undertaking, agreement, contract, statute, rule or regulation to which it is a party or by which it is bound which, in the case of (i) or (ii), would materially limit or materially adversely affect the performance of its duties under this Agreement;

(c) it is duly registered as a commodity trading advisor under the CE Act and is a member of the NFA as a commodity trading advisor, and it will maintain and renew such registration and membership during the term of this Agreement;

(d) it has provided the Partnership with a copy of its most recent Disclosure Document as required by Part 4 of the CFTC's regulations, receipt of which is hereby acknowledged by the Partnership and the General Partners; and

(e) the amount of Partnership assets to be allocated to Welton would not, assuming that the Partnership's Net Asset Value is $11,575,000 as of the commencement of trading by Welton, result in Welton being required to alter its Trading Approach to a degree which reasonably could be expected to have a material adverse effect on the Partnership.

The within representations and warranties shall be continuing during the term of this Agreement, and, if at any time, any event has occurred which would make or tend to make any of the foregoing not true, with respect to Welton, Welton will promptly notify the Partnership in writing thereof.

13. The General Partners' Representations and Warranties.  Each
General Partner represents and warrants on behalf of the Partnership and itself that:

(a) it has the capacity and authority to enter into this Agreement;

(b) it will not, by acting as general partner to the Partnership, (i) be required to take any action contrary to its incorporating documents or any applicable statute, law or regulation of any jurisdiction, or (ii) breach or cause to be breached any undertaking, agreement, contract, statute, rule or regulation to which it or the Partnership is a party or by which it or the Partnership is bound, which in the case of
(i) or (ii), would limit or materially affect the performance of its or the Partnership's duties under this Agreement; and

(c) it is duly registered as a commodity pool operator under the CE Act and is a commodity pool operator member of the NFA, and it will maintain and renew such registration and membership during the term of this Agreement.

The within representations and warranties shall be continuing during the term of this Agreement, and, if at any time, any event has occurred which would make or tend to make any of the foregoing not true, the General Partner with respect to which such representation or warranty is no longer true promptly will notify Welton in writing.

14. Assignment. This Agreement may not be assigned by any party without the express prior written consent of the other parties.

15. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and the successors and permitted assigns of each of them, and no other person (except as otherwise provided herein) shall have any right or obligation under this Agreement. The terms successors and assigns shall not include any purchasers, as such, of Units.

16. Amendment or Modification. This Agreement may not be amended or modified except by the written consent of the parties. Welton shall receive a copy of all proposed and final amendments and modifications to this Agreement so long as it is an advisor to the Partnership.

17. Notices. Each notice, request, demand, approval or other communications which may be or is required to be given under this Agreement shall be in writing in English and shall be deemed to have been properly given when delivered personally at the address set forth below for the intended party during normal business hours at such address, when sent by facsimile or other electronic transmission to the respective facsimile transmission numbers of the parties set forth below with telephone confirmation of receipt, or when sent by recognized overnight international courier service or by prepaid registered air mail, return receipt requested, postage prepaid, addressed as follows:

If to CISI:

CIS Investments, Inc.
233 South Wacker Drive
Suite 2300
Chicago, Illinois  60606
Attention:  Barbara A. Pfendler
Facsimile:  (312) 460-4939
Confirm:  (312) 460-4926

with a copy to:
Chapman and Cutler
111 West Monroe Street
Suite 1600
Chicago, Illinois  60603-4080
Attention:  Paul C. Kosin
Facsimile:  (312) 701-2361
Confirm:  (312) 845-3791

If to the Partnership:
IDS Managed Futures, L.P.
233 South Wacker Drive
Suite 2300
Chicago, Illinois  60606
Attention:  Barbara A. Pfendler
Facsimile:  (312) 460-4939
Confirm:  (312) 460-4926

with a copy to:
Chapman and Cutler
111 West Monroe Street
Suite 1600
Chicago, Illinois  60603-4080
Attention:  Paul C. Kosin
Facsimile:  (312) 701-2361
Confirm:  (312) 845-3791

If to IDS Futures:
IDS Tower 10
Minneapolis, Minnesota  55440
Attention:  Ronald Powell, Esq.
Facsimile:  (612) 671-3767
Confirm:  (612) 671-2088

If to Welton:
via regular mail
Welton Investment Corporation
P.O. Box 6147
Carmel, California  93921-6147
Attention:  Patrick Welton
Facsimile:  (408) 626-5199
Confirm:  (408) 626-5190

via courier service
Welton Investment Corporation
Eastwood Building, 2nd Floor
San Carlos Between 5th and 6th
Carmel, California  93921-6147

with a copy to:
Rosenman & Colin LLP
575 Madison Avenue
17th Floor
New York, New York  10022
Attention:  Fred M. Santo
Facsimile:  (212) 940-7079
Confirm:  (212) 940-8720

Notices shall be given to such other addressee or address, or both, or by way of such other facsimile transmission number, as a particular party may from time to time designate by written notice to the other parties hereto.

Each notice, request, demand, approval or other communication which is sent in accordance with this Section shall be deemed given and received for all purposes of this Agreement as of five business days after the date of deposit thereof for prepaid registered air mail in a duly constituted post office or branch thereof in the county of origin of the sending party, two business days after deposit with a recognized overnight international courier service or, in the case of a facsimile transmission, the earlier of (i) confirmation of receipt of said facsimile transmission by the intended recipient thereof or a person at the same business address as said intended recipient; or (ii) electronic verification by the sender's facsimile machine of the receipt of said facsimile transmission by the intended recipient's facsimile machine; provided, however, that any such electronic verification which does not occur prior to 5:00 p.m. (local time of the recipient thereof) on a business day shall be deemed to have occurred at 9:00 a.m. (local time of the recipient thereof) on the next business day following the date of such electronic verification. Notice given to a party hereto by any other method shall only be deemed to be given and received when actually received in writing by such party.

18. Governing Law. The parties agree that this Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without regard to conflict of laws principles.

19. Survival. The provisions of this Agreement shall survive the termination of this Agreement with respect to any matter arising while this Agreement was in effect.

20. Promotional Material. Welton agrees that prior to using any promotional literature in which reference to the Partnership is made (other than a simple statement to the effect that Welton is an advisor to the Partnership or solely in the context of the preparation of required performance tables and notes thereto and descriptions thereof), Welton shall furnish a copy of such information to the General Partners and will not make use of any literature containing references to the Partnership to which the General Partners reasonably object, except as otherwise required by law or regulation.

21. No Waiver. No failure or delay on the part of any party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other rights power or remedy. Any waiver granted hereunder must be in writing and shall be valid only in the specific instance in which given.

22. Headings. Headings to Sections herein are for the convenience of the parties only, and are not intended to be or to affect the meaning or interpretation of this Agreement.

23. Complete Agreement. Except as otherwise provided herein, this Agreement and the Representation Agreement contemplated in the last paragraph of Section 3 constitutes the entire agreement between the parties with respect to the matters referred to herein, and no other agreement, verbal or otherwise, shall be binding upon the parties hereto.

24. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one original instrument.

25. Best Efforts. As used in this Agreement, Best efforts shall mean the efforts that a prudent person or entity desirous of achieving a result would reasonably use in similar circumstances in order to achieve such result as expeditiously as possible; provided, however, that an obligation to use best efforts under the Agreement does not require the person or entity subject to that obligation to incur any substantial financial obligations or any onerous non-financial obligations or to waive any material rights.

26. The General Partners acknowledge that they have received the commodity trading advisor disclosure document of Welton. The General Partners further acknowledge that Welton uses different proprietary trading programs and that these different trading programs may achieve different trading results.

In Witness Whereof, this Advisory Contract has been executed for and on behalf of the undersigned as of the day and year first above written.


IDS Managed Futures, L.P.	Welton Investment Corporation

CIS Investments, Inc.,          By
General Partner                 Its
By
Its


IDS Futures Corporation,
General Partner
By
Its


CIS Investments, Inc.
By
Its

IDS Futures Corporation
By
Its