Form 10-Q
period 1998-03-31
IDS MANAGED FUTURES II L P
filed 1998-05-13
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-Q


              Quarterly report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 for the quarterly period ended March 31, 1998

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

                          Yes   X    No __

                                          Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1998, and the additional time frames as noted:

                                            Fiscal Quarter    Year to Date  Fiscal Year    Fiscal Quarter  Year to Date
                                            Ended 3/31/98     To 3/31/98    Ended 12/31/97 Ended 3/31/97   To 3/31/97
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

Statement of
Cash Flows                                                        X                                            X

Notes to Financial
Statements                                        X


         IDS MANAGED FUTURES II, L.P.

       STATEMENTS OF FINANCIAL CONDITION

                                                Mar 31, 1998     Dec 31, 1997
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $11,736,752     $11,875,917
   Unrealized gain on open
     futures contracts                                318,029         636,775
                                               ---------------  --------------
                                                   12,054,781      12,512,692

Interest receivable                                    39,733          45,359
                                               ---------------  --------------
      Total assets                                $12,094,514     $12,558,051
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $50,215         $50,134
   Accrued management fee                              36,363          37,769
   Accrued incentive fee                                    0          44,664
   Accrued operating expenses                          40,772          47,272
   Redemptions payable                                 97,722          38,606
                                               ---------------  --------------
      Total liabilities                               225,072         218,445

Partners' Capital:
   Limited partners (18,241.26 units               11,464,413      11,925,442
     outstanding at 3/31/98, 18,556.44
     units outstanding at 12/31/97) (see Note 1)
   General partners (644.45 units out-                405,029         414,164
     standing at 3/31/98 and 12/31/97) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      11,869,443      12,339,606
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $12,094,514     $12,558,051
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Jan 1, 1998     Jan 1, 1998     Jan 1, 1997    Jan 1, 1997
                                                   through         through         through        through
                                                Mar 31, 1998     Mar 31, 1998   Mar 31, 1997   Mar 31, 1997
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $204,275        $204,275       $680,430       $680,430
   Change in unrealized gain (loss)
     on open positions                               (318,746)       (318,746)      (122,305)      (122,305)
Interest income                                       120,519         120,519        131,035        131,035
Foreign currency transaction gain (loss)              (28,580)        (28,580)      (108,803)      (108,803)
                                               ---------------  --------------  -------------  -------------
      Total revenues                                 ($22,532)       ($22,532)      $580,357       $580,357



EXPENSES

   Commissions paid to AXP Advisors and CIS           126,745         126,745         85,188         85,188
   Exchange fees                                        3,117           3,117          2,024          2,024
   Management fees                                    109,122         109,122        121,211        121,211
   Incentive fees                                                                     23,228         23,228
   Operating expenses                                  11,377          11,377        (13,628)       (13,628)
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  250,362         250,362        218,023        218,023
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                             ($272,893)      ($272,893)      $362,334       $362,334
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($14.17)        ($14.17)        $17.39         $17.39
                                               ===============  ==============  =============  =============

See accompanying notes to financial statements.
                                                              UNAUDITED


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1998 through March 31, 1998


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1998                18,556.44     $11,925,442       $414,164    $12,339,606

Net profit (loss)                                                    (263,759)        (9,135)      (272,893)

Redemptions (see Note 1)                              (315.18)       (197,270)             0       (197,270)
                                               ---------------  --------------  -------------  -------------
Partners' capital at March 31, 1998                 18,241.26     $11,464,413       $405,029    $11,869,443
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1998                                                    $642.66        $642.66

Net profit (loss) per unit                                             (14.17)        (14.17)
                                                                --------------  -------------
Net asset value per unit
   March 31, 1998                                                     $628.49        $628.49



* Units of Limited Partnership interest.

See accompanying notes to financial statements.
                                                              UNAUDITED


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1998     Jan 1, 1997
                                                  through          through
                                                Mar 31, 1998     Mar 31, 1997
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                ($272,893)       $362,334
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              318,746         122,305
     Interest receivable                                5,626             871
     Accrued liabilities                              (52,490)       (388,565)
     Redemptions payable                               59,116         124,777
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                            58,105         221,722

Cash flows from financing activities:

   Partner redemptions                               (197,270)       (340,528)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (197,270)       (340,528)
                                               ---------------  --------------
Net increase (decrease) in cash                      (139,165)       (118,806)


Cash at beginning of period                        11,875,917      12,950,198
                                               ---------------  --------------
Cash at end of period                             $11,736,752     $12,831,393
                                               ===============  ==============

See accompanying notes to financial statements.
                                               UNAUDITED



                         IDS MANAGED FUTURES II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


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

Units of limited partnership interest ("Units") were offered by AXP Advisors commencing July 14, 1987 through December 31, 1988.
 The total amount of the offering was $40,000,000. There is no definite number of Units authorized for the Partnership because investors affiliated with the Selling Agent of the Partnership were not required to pay selling commissions. 60,127.14 Units representing a total investment of $14,983,249 had been sold and accepted into the Partnership during the offering period from July 14, 1987 to December 31, 1988 (excluding 627.95 Units purchased by the General Partners for $150,110). A final group of investors purchasing Units worth $423,750 between December 20, 1988 and December 31, 1988 were admitted into the Partnership on January 31, 1989, at a Net Asset Value of $255.27. The General Partners also purchased an additional $3,960 of Units on January 31, 1989.

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


Commissions


Brokerage commissions and National Futures Association clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $58.75 per round turn contract. For trades executed by Welton Investment Corporation, the Partnership pays $43.75 per round turn contract. The Partnership pays these commissions directly to CIS and CIS then reallocates the appropriate portion to AXP Advisors.


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


Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the periods covered in these financial statements were made by John W. Henry & Company, Inc. ("JWH"), Sabre Fund Management Limited ("Sabre") and Welton Investment Corporation ("Welton"),
the Partnership's Commodity Trading Advisors ("CTAs").   See
Note 1 for the specific periods of trading for each CTA.

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


No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $5,423 for the periods ended March 31, 1998 and March 31, 1997, respectively, and is included in operating expenses in the Statements of Operations.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over-the-counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss.
As of March 31, 1998 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1998:


    COMMODITY GROUP              UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES                (896)

FOREIGN CURRENCIES                   182,905

STOCK INDICES                        167,119

ENERGIES                               2,460

METALS                                 5,137

INTEREST RATE INSTRUMENTS            (38,696)
                                     _______
TOTAL                                318,029


The range of maturity dates of these exchange traded open contracts is April of 1998 to March of 1999. The average open trade equity for the period of January 1, 1998 to March 31, 1998 was $590,112.

The margin requirement at March 31, 1998 was $1,275,751. To meet this requirement, the Partnership had on deposit with the Clearing Broker $11,079,531 in segregated funds and $975,250 in secured funds.


(6)	FINANCIAL STATEMENT PREPARATION


The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1997, as part of its Annual Report on Form 10-K.


The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2.    Management's Discussion and Analysis of Financial
                  Condition and  Results of Operation


              Fiscal Quarter ended March 31, 1998

The Partnership recorded a loss of $272,893 or $14.17 per Unit for the first quarter of 1998. This compares to a gain of $362,334 or $17.39 per Unit for the first quarter of 1997.

During the first two months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies and interest rates, while during the third month gains were recorded primarily due to gains in the currency and energy markets. Overall, the first quarter of fiscal 1998 ended negatively for the Partnership account managed by John W. Henry & Company, Inc. and positively for the Partnership account managed by Welton Investment Corporation.
At March 31, 1998, John W. Henry & Company, Inc. was managing 62.1% of the Partnership's assets and Welton Investment Corporation was managing 37.9% of the Partnership's assets.

In January, performance was negatively impacted by sharp reversals in Japanese financial markets and in gold. Investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar and gave support to the Nikkei; positions in both resulted in losses for the Partnership. Benign inflation news in Europe and the U.S. boosted bond markets in both regions, resulting in gains for the Partnership. These gains were offset by losses in stock indices and in gold prices. Positions in crude oil and coffee produced small gains for the Partnership. Overall, the Partnership recorded a loss of $353,393 or $18.40 per Unit in January.

In February, losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds, interest rates and gold. The purchase of large quantities of silver by a major investor caused the prices of the precious metal to soar in world markets, before succumbing to some profit taking at month end; positions in silver resulted in gains for the Partnership. Profitable positions in most European bonds failed to offset losses in other long- and short-term interest rates. Gains in sugar, corn and cotton offset losses in other agricultural commodities traded. The Partnership recorded a loss of $47,483 or $2.49 per Unit in February.

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit post-war lows. Positions in the Swiss franc and the German mark resulted in gains for the Partnership. The market for crude oil generated alot of excitement during the month, following the surprise announcement by OPEC and non-OPEC oil-producing nations of an agreement to cut production. Positions in energy markets were profitable overall. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. Except for small gains in soybeans and soybean-derivative markets, positions in agricultural
commodities resulted in losses overall.   The Partnership
recorded a gain of $127,983 or $6.72 per Unit in March.

During the quarter, investors redeemed a total of 315.18 Units.
At the end of the quarter there were 18,885.71 Units outstanding
(including 644.45 Units owned by the General Partners).

Lori J. Larson resigned as President and Director of IDS Futures Corporation, one of the General Partners of the Partnership, on January 20, 1998. Peter L. Slattery, a Director of IDS Futures Corporation, replaced Ms. Larson as President effective the same date.

During the fiscal quarter ended March 31, 1998, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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



Item 3.         Quantitative and Qualitative Disclosures
                           About Market Risk

                            Not Applicable.



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

               a)      Exhibits

                       None

               b)      Reports on Form 8-K



                       The following Form 8-K was filed with the Securities and Exchange Commission on behalf of the Partnership during the fiscal quarter ended March 31, 1998:

                       1) Form 8-K dated December 31, 1997, and filed on January 15, 1998, to report that, in accordance with the terms of the Advisory Contract between the Partnership and Sabre Fund Management Limited, the General Partners elected not to renew the Advisory Contract and it expired on December 31, 1997.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



Date:   May 13, 1998              IDS MANAGED FUTURES II, L.P.

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