Form 10-Q
period 1998-06-30
IDS MANAGED FUTURES II L P
filed 1998-08-12
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 for the quarterly period ended June 30, 1998


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


                         Yes   X    No __

                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1998, and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/98     To 6/30/98    Ended 12/31/97 Ended 6/30/97   To 6/30/97
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

                                                Jun 30, 1998     Dec 31, 1997
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $10,877,591     $11,875,917
   Unrealized gain on open
     futures contracts                                (57,022)        636,775
                                               ---------------  --------------
                                                   10,820,569      12,512,692

Interest receivable                                    36,694          45,359
                                               ---------------  --------------
      Total assets                                $10,857,263     $12,558,051
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $62,322         $50,134
   Accrued management fee                              32,372          37,769
   Accrued incentive fee                                    0          44,664
   Accrued operating expenses                          38,444          47,272
   Redemptions payable                                233,149          38,606
                                               ---------------  --------------
      Total liabilities                               366,286         218,445

Partners' Capital:
   Limited partners (17,406.64 units               10,116,433      11,925,442
     outstanding at 6/30/98, 18,556.44
     units outstanding at 12/31/97) (see Note 1)
   General partners (644.45 units out-                374,543         414,164
     standing at 6/30/98 and 12/31/97) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      10,490,976      12,339,606
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $10,857,263     $12,558,051
                                               ===============  ==============

This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L.P. (See Note 6)


                                              IDS MANAGED FUTURES II, L.P.
                                              STATEMENTS OF OPERATIONS

                                                 Apr 1, 1998     Jan 1, 1998     Apr 1, 1997    Jan 1, 1997
                                                   through         through         through        through
                                                Jun 30, 1998     Jun 30, 1998   Jun 30, 1997   Jun 30, 1997
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($337,600)      ($133,325)   ($1,207,211)     ($526,781)
   Change in unrealized gain (loss)
     on open positions                               (375,051)       (693,797)       460,357        338,052
Interest income                                       112,604         233,123        120,195        251,229
Foreign currency transaction gain (loss)              (27,061)        (55,641)        12,702        (96,101)
                                               ---------------  --------------  -------------  -------------
      Total revenues                                ($627,108)      ($649,640)     ($613,958)      ($33,601)



EXPENSES

   Commissions paid to AXP Advisors and CIS           152,261         279,006        154,650        239,838
   Exchange fees                                        2,929           6,046          2,467          4,491
   Management fees                                    100,091         209,213        108,106        229,318
   Incentive fees                                                                          0         23,228
   Operating expenses                                   5,262          16,639         (4,175)       (17,804)
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  260,543         510,904        261,048        479,071
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                             ($887,651)    ($1,160,544)     ($875,007)     ($512,673)
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($47.31)        ($61.48)       ($43.38)       ($25.99)
                                               ===============  ==============  =============  =============

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)


                                              IDS MANAGED FUTURES II, L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              For the period January 1, 1998 through June 30, 1998


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1998                18,556.44     $11,925,442       $414,164    $12,339,606

Net profit (loss)                                                  (1,120,923)       (39,621)    (1,160,544)

Redemptions (see Note 1)                            (1,149.80)       (688,086)             0       (688,086)
                                               ---------------  --------------  -------------  -------------
Partners' capital at June 30, 1998                  17,406.64     $10,116,433       $374,543    $10,490,976
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1998                                                    $642.66        $642.66

Net profit (loss) per unit                                             (61.48)        (61.48)
                                                                --------------  -------------
Net asset value per unit
   June 30, 1998                                                      $581.18        $581.18



* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)


                               IDS MANAGED FUTURES II, L.P.
                               STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1998     Jan 1, 1997
                                                  through          through
                                                Jun 30, 1998     Jun 30, 1997
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                              ($1,160,544)      ($512,673)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              693,797        (338,052)
     Interest receivable                                8,665           7,801
     Accrued liabilities                              (46,702)       (382,838)
     Redemptions payable                              194,543         (62,239)
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                          (310,241)     (1,288,001)

Cash flows from financing activities:

   Partner redemptions                               (688,086)       (625,744)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (688,086)       (625,744)
                                               ---------------  --------------
Net increase (decrease) in cash                      (998,327)     (1,913,745)


Cash at beginning of period                        11,875,917      12,950,198
                                               ---------------  --------------
Cash at end of period                             $10,877,590     $11,036,454
                                               ===============  ==============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)



                    IDS MANAGED FUTURES II, L.P.
                    NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998


(1) GENERAL INFORMATION AND SUMMARY

IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended, and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership were made by two independent commodity trading advisors, John W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"), until July 31, 1997. Effective August 1, 1997 the General Partners added Welton Investment Corporation ("Welton") as an additional independent commodity trading advisor for the Partnership and the assets of the Partnership were re-allocated among the three independent commodity trading advisors. The General Partners elected not to renew the Advisory Contract of Sabre Fund Management Limited and it expired on December 31, 1997. Effective January 1,1998, all of the assets of the Partnership are managed by JWH and Welton.

Units of limited partnership interest ("Units") were offered by AEFA commencing July 14, 1987 through December 31, 1988. The total amount of the offering was $40,000,000. There is no definite number of Units authorized for the Partnership because investors affiliated with the Selling Agent of the Partnership were not required to pay selling commissions. 60,127.14 Units representing a total investment of $14,983,249 had been sold and accepted into the Partnership during the offering period from July 14, 1987 to December 31, 1988 (excluding 627.95 Units purchased by the General Partners for $150,110). A final group of investors purchasing Units worth $423,750 between December 20, 1988 and December 31, 1988 were admitted into the Partnership on January 31, 1989, at a Net Asset Value of $255.27. The General Partners also purchased an additional $3,960 of Units on January 31, 1989.

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


Commissions

Brokerage commissions and National Futures Association clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $58.75 per round turn contract. For trades executed by Welton Investment Corporation, the Partnership pays $43.75 per round turn contract. The Partnership pays these commissions directly to CIS and CIS then reallocates the appropriate portion to AEFA.


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

Management fees are accrued and paid monthly and incentive fees
are accrued monthly and paid quarterly.   Trading decisions for
the periods covered in these financial statements were made by JWH, Sabre and Welton, the Partnership's Commodity Trading
Advisors ("CTAs").   See Note 1 for the specific periods of
trading for each CTA.

Effective January 1, 1996, Sabre received management fees of 1/6 of 1% of the month-end net assets, until December 31, 1997 when the agreement with Sabre, which expired, was not renewed.

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

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $0 for the periods ended June 30, 1998 and June 30, 1997, respectively.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over-the-counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss.
As of June 30, 1998 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 1998:


    COMMODITY GROUP     	UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES                8,825

FOREIGN CURRENCIES                   (118,707)

STOCK INDICES                         (94,763)

ENERGIES                               (4,294)

METALS                                (43,575)

INTEREST RATE INSTRUMENTS             195,492
                                    _________
TOTAL                                 (57,022)



The range of maturity dates of these exchange traded open contracts is July of 1998 to June of 1999. The average open trade equity for the period of January 1, 1998 to June 30, 1998 was $421,873.

The margin requirement at June 30, 1998 was $1,725,607. To meet this requirement, the Partnership had on deposit with the Clearing Broker $9,793,728 in segregated funds and $1,026,841 in secured funds.


(6)	FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2.	Management's Discussion and Analysis of Financial
        Condition and  Results of Operation


                Fiscal Quarter ended June 30, 1998

The Partnership recorded a loss of $887,650 or $47.31 per Unit for the second quarter of 1998. This compares to a loss of $875,007 or $43.38 per Unit for the second quarter of 1997.

During the first and third months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies, interest rates and metals, while during the second month gains were recorded primarily due to gains in the currency, interest rate, metals and energy markets. Overall, the second quarter of fiscal 1998 ended negatively for the Partnership accounts managed by JWH and Welton. At June 30, 1998, JWH was managing 61% of the Partnership's assets and Welton was managing 39% of the Partnership's assets.

In April, positions in nearly all markets traded were unprofitable. Positions in the U.S. 30-year bond and Euro dollar markets resulted in losses for interest rate futures. Unprofitable positions in the German mark and Swiss franc offset gains in other currencies traded. Silver prices fell following reports that a major investment company had sold a third of its holdings. Losses in silver and copper offset profits in gold. Sugar prices fell to a five-year low on prospects of a large Brazilian crop. Positions in sugar resulted in profits as did positions in coffee, wheat, corn and soybean oil. The Partnership recorded a loss of $731,219 or $38.72 per Unit in April.

In May modest gains were recorded reflecting profitable positions in interest rates, metals, energies and currencies. The strongest gains overall came from positions in the Japanese yen, Japanese Government bond, silver and crude oil. Silver prices slumped as investors who bought on hopes of rising value lost patience and took profits. Crude oil prices were pressured by worries of oversupply in world markets. Gains were also recorded in positions in the Australian dollar as a nervous market dealt with rumors of further currency devaluations in Asia; the Australian currency fell to a 12-year low against the U.S. dollar. Positions in stock indices and agricultural commodities resulted in losses overal; but the Partnership recorded a gain of $264,294 or $14.21 per Unit in May.

In June losses were recorded due largely to unprofitable positions in global interest rates and metals. Unprofitable positions in the Japanese Government bond led losses in global interest rates as the yield rose from record lows following intervention to support the yen. A marginal gain in the Japanese yen failed to offset losses in the British pound and Swiss franc. Positions in gold and silver also resulted in losses as the prices of both metals remained coupled to movements in the Japanese yen. Gains were recorded in crude oil positions as inventories worldwide continued to exceed demand and prices fell. Profitable positions in cotton, sugar, coffee and corn offset losses in other agricultural markets. The Partnership recorded a loss of $420,725 or $22.80 per Unit in June.

During the quarter, investors redeemed a total of 834.60 Units.
At the end of the quarter there were 18,051.09 Units outstanding
(including 644.45 Units owned by the General Partners).

On June 1, 1998 the following changes became effective for CIS Investments, Inc., one of the General Partners of the
Partnership: Hal T. Hansen resigned as President and Director due to upcoming retirement; L. Carlton Anderson resigned as Vice President and Director due to upcoming retirement; Bernard
W. Dan was elected President and Director; Barbara A. Pfendler was elected Director (she also holds the position of Vice President) and Ronald L. Davis was elected Vice President.

During the fiscal quarter ended June 30, 1998, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

During the first two months of the quarter the Partnership experienced losses primarily as a result of losses in precious metals and foreign exchange. The third month experienced gains resulted due to profitable positions in metals, interest rates and stock indices. Overall, the second quarter of fiscal 1997 ended negatively for the Partnership's accounts managed by JWH and only slightly positive for Sabre. At June 30, 1997, JWH was managing 82.6% of the Partnership's assets and Sabre was managing 17.4% of the Partnership's assets.

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

During the first two months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies and interest rates, while during the third month gains were recorded primarily due to gains in the currency and energy markets. Overall, the first quarter of fiscal 1998 ended negatively for the Partnership account managed by JWH and positively for the Partnership account managed by Welton. At March 31, 1998, JWH was managing 62.1% of the Partnership's assets and Welton was managing 37.9% of the Partnership's assets.

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

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit post-war lows. Positions in the Swiss franc and the German mark resulted in gains for the Partnership. The market for crude oil generated a lot of excitement during the month, following the surprise announcement by OPEC and non-OPEC oil-producing nations of an agreement to cut production. Positions in energy markets were profitable overall. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. Except for small gains in soybeans and soybean-derivative markets, positions in agricultural
commodities resulted in losses overall.   The Partnership
recorded a gain of $127,983 or $6.72 per Unit in March.

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

During the first month, the Partnership experienced gains primarily as a result of profits in foreign exchange rates, while during the second two months losses were recorded due to volatile interest rate markets and a sudden reversal in gold prices. Overall, the first quarter of fiscal 1997 ended positively for the Partnership's accounts managed by JWH and Sabre. At March 31, 1997, JWH was managing 84% of the Partnership's assets and Sabre was managing 16% of the Partnership's assets.

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




Date:   August 12, 1998            IDS MANAGED FUTURES II, L.P.


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