Form 10-Q
period 1998-09-30
IDS MANAGED FUTURES II L P
filed 1998-11-13
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             for the quarterly period ended September 30, 1998

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

                               Yes   X    No __


                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1998, and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/98     To 9/30/98    Ended 12/31/97 Ended 9/30/97   To 9/30/97
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

                                                Sep 30, 1998     Dec 31, 1997
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $10,539,764     $11,875,917
   Unrealized gain on open
     futures contracts                              2,474,934         636,775
                                               ---------------  --------------
                                                   13,014,698      12,512,692

Interest receivable                                    35,787          45,359
                                               ---------------  --------------
      Total assets                                $13,050,485     $12,558,051
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $65,707         $50,134
   Accrued management fee                              39,446          37,769
   Accrued incentive fee                              102,439          44,664
   Accrued operating expenses                          58,407          47,272
   Redemptions payable                                 89,611          38,606
                                               ---------------  --------------
      Total liabilities                               355,610         218,445

Partners' Capital:
   Limited partners (17,112.93 units               12,234,154      11,925,442
     outstanding at 9/30/98, 18,556.44
     units outstanding at 12/31/97) (see Note 1)
   General partners (644.45 units out-                460,722         414,164
     standing at 9/30/98 and 12/31/97) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      12,694,876      12,339,606
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $13,050,485     $12,558,051
                                               ===============  ==============

In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L.P. (See Note 6)


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

							UNAUDITED


                                                 Jul 1, 1998     Jan 1, 1998     Jul 1, 1997    Jan 1, 1997
                                                   through         through         through        through
                                                Sep 30, 1998     Sep 30, 1998   Sep 30, 1997   Sep 30, 1997
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $131,147         ($2,177)    $1,104,721       $577,940
   Change in unrealized gain (loss)
     on open positions                              2,531,956       1,838,159         15,963        354,015
Interest income                                       108,151         341,274        126,955        378,184
Foreign currency transaction gain (loss)                6,157         (49,484)       (37,737)      (133,838)
                                               ---------------  --------------  -------------  -------------
      Total revenues                               $2,777,411      $2,127,771     $1,209,903     $1,176,302



EXPENSES

   Commissions paid to AXP Advisors and CIS           137,445         416,451        133,839        373,677
   Exchange fees                                        3,125           9,171          3,456          7,947
   Management fees                                    106,407         315,620        114,080        343,397
   Incentive fees                                     102,439         102,439         33,824         57,053
   Operating expenses                                  28,299          44,937         23,477          5,673
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  377,715         888,619        308,675        787,747
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                            $2,399,696      $1,239,152       $901,228       $388,555
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                $133.73          $72.25         $45.23         $19.24
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


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1998 through September 30, 1998

							UNAUDITED



                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1998                18,556.44     $11,925,442       $414,164    $12,339,606

Net profit (loss)                                                   1,192,594         46,558      1,239,152

Redemptions (see Note 1)                            (1,443.51)       (883,882)             0       (883,882)
                                               ---------------  --------------  -------------  -------------
Partners' capital at September 30, 1998             17,112.93     $12,234,154       $460,722    $12,694,876
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1998                                                    $642.66        $642.66

Net profit (loss) per unit                                              72.25          72.25
                                                                --------------  -------------
Net asset value per unit
   September 30, 1998                                                 $714.91        $714.91



* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS

					UNAUDITED



                                                 Jan 1, 1998     Jan 1, 1997
                                                  through          through
                                                Sep 30, 1998     Sep 30, 1997
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                               $1,239,152        $388,555
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (1,838,159)       (354,015)
     Interest receivable                                9,572           3,846
     Accrued liabilities                               86,160        (346,969)
     Redemptions payable                               51,005        (137,221)
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                          (452,270)       (445,805)

Cash flows from financing activities:

   Partner redemptions                               (883,882)       (838,842)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (883,882)       (838,842)
                                               ---------------  --------------
Net increase (decrease) in cash                    (1,336,153)     (1,284,647)


Cash at beginning of period                        11,875,917      12,950,198
                                               ---------------  --------------
Cash at end of period                             $10,539,764     $11,665,551
                                               ===============  ==============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)




                        IDS MANAGED FUTURES II, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1998



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


Commissions


Brokerage commissions and National Futures Association clearingb and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $58.75 per round turn contract. For trades executed by Welton Investment Corporation, the Partnership pays $43.75 per round turn contract. The Partnership pays these commissions directly to CIS and CIS then reallocates the appropriate portion to AEFA.


Foreign Currency Transactions


Trading accounts in foreign currency denominations are susceptible to both movements in underlying contract markets as well as fluctuations in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the quarter while quarter-end alances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.


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


No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
(loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $18,799 and $5,823 for the periods ended September 30, 1998 and September 30, 1997, respectively.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of September 30, 1998 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership. The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1998:


    COMMODITY GROUP             UNREALIZED GAIN/(LOSS)


 AGRICULTURAL COMMODITIES                 (8,481)

 FOREIGN CURRENCIES                       553,275

 STOCK INDICES                             97,610

 ENERGIES                                 (7,699)

 METALS                                     9,102

 INTEREST RATE INSTRUMENTS              1,831,127

 _________

 TOTAL                                   2,474,934



The range of maturity dates of these exchange traded open contracts is October of 1998 to September of 1999. The average open trade equity for the period of January 1, 1998 to September 30, 1998 was $760,269.

The margin requirement at September 30, 1998 was $1,606,362. To meet this requirement, the Partnership had on deposit with the Clearing Broker $11,729,398 in segregated funds and $1,322,365 in secured funds.


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


Item 2. Management's Discussion and Analysis of Financial
        Condition and  Results of Operation

        Fiscal Quarter ended September 30, 1998


The Partnership recorded a gain of $2,399,696 or $133.73 per Unit for the third quarter of 1998. This compares to a gain of $901,228 or $45.23 per Unit for the third quarter of 1997.

The Partnership suffered losses during the first month of the quarter largely as a result of losses in interest rates and stock indices. During the second and third months of the quarter, the Partnership experienced solid gains in interest rates and smaller gains in currencies and stock indices. Overall, the third quarter of fiscal 1998 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Welton Investment Corporation. At September 30, 1998, John W. Henry & Company, Inc. was managing 66.1% of the Partnership's assets and Welton Investment Corporation was managing 33.9% of the Partnership's assets.

In July, the Partnership incurred small losses as unprofitable positions in interest rates, stock indices and agricultural commodities offset moderate gains in gold and crude oil. The price of gold declined at month end along with the Japanese yen's fall in world markets; gold and the Japanese yen have moved in lockstep since early June, reflecting the diminishing demand for gold as the region's economies retract. Crude oil prices fell at month end following an earlier rise, as reports indicated a build-up in U.S. inventory. Gains in long-term European bond markets failed to offset losses in other long-term interest rates traded. Corn prices plunged on favorable weather conditions for crops; profitable positions in corn and smaller gains in wheat, soybean oil and live cattle did not offset losses in other markets traded.
The Partnership recorded a loss of $95,170 or $5.27 per Unit in July.

In August, the Partnership posted solid gains, led by profitable positions in global interest rates. Leading gains in the bond market were positions in German and U.S. bonds, which benefited from investors' flight to quality during the month, and the Japanese Government bond, where the yield on the benchmark 10-year bond dropped to 1.105%, a historic low. The U.S. dollar made little progress against the Japanese yen as Japanese officials renewed their threats of intervention in the currency markets. The world's supply of crude oil skyrocketed in August, up 11% from a year earlier, holding prices down. The price of crude oil has been halved from its 1997 high of $26.62 per barrel; positions in this key energy market resulted in gains. The Partnership recorded a gain of $1,344,996 or $74.70 per Unit in August.

In September, the Partnership recorded gains as profitable positions in interest rates and smaller gains in currencies and stock indices offset
losses in metals, energy and agricultural commodities.   Except for
Australian bonds, which reflected the uncertainty of an upcoming election in that country, positions in all interest rates traded were profitable. Gains were strongest in German, U.S. and Japanese government bonds; in all three markets, yields declined to historic levels. Profitable positions in the German mark and Swiss franc and smaller gains in the British pound offset losses in other currencies traded. Positions in gold and silver resulted in losses as prices of both metals rose. Sugar plummeted to an 11-year low during the month on reduced demand and expectations of record crops in Brazil; gains in sugar and cocoa failed to offset losses in other agricultural commodities traded, but the Partnership recorded a gain of $1,149,870 or $64.30 per Unit in September.

During the quarter, investors redeemed a total of 293.73 Units. At the end of the quarter there were 17,757.38 Units outstanding (including 644.45 Units owned by the General Partners).

During the fiscal quarter ended September 30, 1998, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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


Year 2000 Issue

The Partnership does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software has recently been replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


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

In May, modest gains were recorded reflecting profitable positions in interest rates, metals, energies and currencies. The strongest gains overall came from positions in the Japanese yen, Japanese Government bond, silver and crude oil. Silver prices slumped as investors who bought on hopes of rising value lost patience and took profits. Crude oil prices were pressured by worries of oversupply in world markets. Gains were also recorded in positions in the Australian dollar as a nervous market dealt with rumors of further currency devaluations in Asia; the Australian currency fell to a 12-year low against the U.S. dollar. Positions in stock indices and agricultural commodities resulted in losses overall; but the Partnership recorded a gain of $264,294 or $14.21 per Unit in May.

In June, losses were recorded due largely to unprofitable positions in global interest rates and metals. Unprofitable positions in the Japanese Government bond led losses in global interest rates as the yield rose from record lows following intervention to support the yen. A marginal gain in the Japanese yen failed to offset losses in the British pound and Swiss franc. Positions in gold and silver also resulted in losses as the prices of both metals remained coupled to movements in the Japanese yen. Gains were recorded in crude oil positions as inventories worldwide continued to exceed demand and prices fell. Profitable positions in cotton, sugar, coffee and corn offset losses in other agricultural markets. The Partnership recorded a loss of $420,725 or $22.80 per Unit in June.

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

In January, performance was negatively impacted by sharp reversals in Japanese financial markets and in gold. Investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar and gave support to the Nikkei; positions in both resulted in losses for the Partnership. Benign inflation news in Europe and the U.S.boosted bond markets in both regions, resulting in gains for the Partnership. These gains were offset by losses in stock indices and in gold prices. Positions in crude oil and coffee produced small gains for the Partnership. Overall, the Partnership recorded a loss of $353,393 or $18.40 per Unit in January.

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
        About Market Risk

        Not Applicable.



        Part II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General
Partners believe that there is noproceeding threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.

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


Date:   November 12 , 1998              IDS MANAGED FUTURES II, L.P.


                                        By:     CIS Investments,Inc.,
                                                One of its General Partners


                                        By: /s/ Richard A. Driver
                                                Richard A.Driver
                                                Treasurer


                                        (Duly authorized Officer of the
                                         General Partner and the Principal
                                         Financial Officer of the General
                                         Partner)