Form 10-K
period 1998-12-31
IDS MANAGED FUTURES II L P
filed 1999-03-29
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


        For the fiscal year ended           Commission File No. 0-17443
        December 31, 1998

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

The aggregate market value of the voting and non-voting common equity held by
non-affiliates of the Registrant as of February 28, 1999:    $11,344,681


                        Index to exhibits on page 30

                     Documents Incorporated by Reference

Incorporated by reference in Part IV, Item 14 is Post Effective Amendment No. 2 to the Registration Statement declared effective on May 4, 1988.


                                  Part I

Item 1.  Business

IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the
"CE Act"), and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS" or the "Clearing Broker"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 1998 were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Welton Investment Corporation.

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

Under the terms of the Limited Partnership Agreement, the General Partners
may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more trading advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into an Advisory Contract with each of Commodity Monitors, Inc., John W. Henry and Company, Inc., Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund Management Limited (collectively, the "Advisors"). Commencing on March 1, 1988, after the conclusion of the initial offering period with respect to the Partnership's Limited Partnership Units, the Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. Mint Investment Management Company gave notice to the Partnership that they were withdrawing as an Advisor due to a restructuring of their business. After February 28, 1989 Mint Investment Management Company no longer traded assets of the Partnership. Further, Neims-Stoken Partnership was closed out on October 13, 1989 due to poor trading performance. The assets remaining from both Mint Investment Management Company and Neims-Stoken Partnership were
allocated among the remaining Advisors.   The assets formerly managed by John
W. Henry & Company, Inc. pursuant to its Original Trading Method were allocated to another program operated by John W. Henry & Company, Inc., the Financial and Metals Portfolio, as of February 1989. Further, Commodity Monitors, Inc. ceased trading assets of the Partnership due to poor trading performance in April 1991 and Chang Crowell Management Corporation began trading assets in August 1991. As of November 16, 1994 Chang Crowell Management Corporation was terminated as an Advisor to the Partnership and on December 12, 1994 the assets formerly managed by Chang Crowell Management Corporation were allocated to Sabre Fund Management Limited. On July 8, 1997 the General Partners entered into an agreement to add Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership and effective August 1, 1997 the assets of the Partnership were re-allocated among John W. Henry & Company, Inc., Sabre Fund Management Limited and Welton Investment Corporation. The General Partners elected not to renew the Advisory Contract of Sabre Fund Management Limited and it expired on December 31, 1997. Effective January 1,1998, all of the assets of the Partnership are managed by John W. Henry & Company, Inc. and Welton Investment Corporation. Collectively, JWH and Welton are herein referred to as the "Advisors".

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

The Advisory Contracts between the Partnership and the Advisors provides that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to the portion of the Partnership's assets allocated to it. The Advisory Contract with John W. Henry & Company, Inc. ("JWH") was amended on April 30, 1996 (but made effective back to the date of March 31, 1996) to extend the term of the Advisory Contract through December 31, 1996 with the automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 1999, unless earlier terminated in accordance with the termination provisions contained therein. The Advisory Contract with Welton Investment Corporation ("Welton") commenced on July 8, 1997 and continued until December 31, 1998, with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 2001, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in trading advisors of the Partnership or any reallocation of Partnership assets among the trading advisors or to other trading advisors.

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

The Partnership pays JWH a monthly management fee of 1/3 of 1% of the Partnership's Net Asset Value ("NAV") under management as of the end of the month. Pursuant to an agreement between the Partnership and Welton, the Partnership pays Welton a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management. The Partnership pays JWH a quarterly incentive fee of 15% and pays Welton a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management. The calculation and payment of such incentive fees shall not be affected by the performance of any other Advisor.

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

The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business as of December 31, 1998 is set forth under Items 6 and 7 herein.

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

        (b) As of December 31, 1998, there were 16,597.42 Units held by Limited Partners and 644.45 Units held by the General Partners. A total of 1,959.02 Units had been redeemed by Limited Partners during the period from January 1, 1998 to December 31, 1998 (43,234.98 Units were redeemed prior to calendar year 1998). The Partnership's Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of purchase, redemptions and distribution procedures.

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


Item 6.	Selected Financial Data

                                      Year ended December 31,
                               1994     1995      1996     1997     1998

1. Operating Revenues (000)   $ (508)  $3,731    $3,870   $1,742    $2,027
2. Income (Loss) From
   Continuing Operations(000) (1,544)   2,690     2,566      657       961
3. Income (Loss) Per Unit     (61.10)  112.27    120.48    33.22     57.27
4. Total Assets (000)          9,434   11,190    13,360   12,558    12,350
5. Long Term Obligations         0        0         0        0         0
6. Cash Dividend Per Unit        0        0         0        0         0



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

The Partnership's net assets are deposited in cash with CIS and as long as CIS acts as the Partnership's clearing broker, the Partnership will earn interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1998 CIS had paid or accrued to pay interest of $438,352 to the Partnership. Similarly, for the calendar year ended December 31, 1997, CIS had paid or accrued to pay interest of $505,885 to the Partnership.

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

For the year ended December 31, 1998, investors redeemed a total of 1,959.02 Units for $1,232,450. In 1997 investors redeemed a total of 1,617.25 Units for $1,005,098.

On December 31, 1998, the Partnership had unrealized profits of $1,255,115 and cash on deposit at CIS of $11,060,948. These positions required margin deposits at CIS of $1,341,752. The total balance of the Partnership's account was $12,316,063. These figures compare to unrealized profits of $636,775, cash on deposit of $11,875,917, margin requirement of $1,289,365 and total balance of the Partnership's account of $12,512,692 as of December
31, 1997.   On December 31, 1996, the Partnership had unrealized profits of
$365,959 and cash on deposit of $12,950,198. These positions required margin requirements at CIS of $906,578. The total balance of the Partnership's account was $13,316,157.

During the fiscal year ended December 31, 1998, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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


Year 2000 Readiness Disclosure

CIS surveyed major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are currently underway. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely.
CIS has participated in BETA testing, which began in September 1998, and will participate again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has begun developing various "contingency plans" in the event that mission critical systems should fail. This development is proceeding on schedule.

CIS is taking this issue seriously and has a goal of maintaining reasonable procedures in order to eliminate as much risk as possible to its customers (including the Partnership), its counterparties and itself. Despite the best efforts of CIS, CISFS and CISI, there can be no assurance that the above steps will be sufficient or that all potential problems have been identified in order to avoid any adverse impact to the Partnership. CIS and its affiliates make no representations or warrants related to Year 2000 readiness or compliance, including but not limited to business interruption, whether from failures in their own computer systems, those of the Advisors, or any other third party.


Results of Operations

The Partnership posted positive returns for 1998, 1997 and 1996.


1998


The year 1998 was marked by declining global interest rates and commodity prices and extremely volatile currency fluctuations. The Partnership produced a net gain of 8.55% for the calendar year. One of the key markets that consistently reported profits during the year was the energy sector, primarily crude oil. Short crude oil prices throughout the year were beneficial to the Partnership. Additionally, coffee prices fell 28% during the year and the Partnership benefited from its short positions in coffee prices.

The first quarter was marked by a flight to quality in the bond market, namely German bunds and U.S. bonds amidst turbulence in the Asian markets. The U.S. dollar remained volatile for the first two months of the year and strengthened during March, primarily versus the German mark and Swiss franc. The volatility in both these sectors produced overall losses for the Partnership. Warren Buffett was rumored and then confirmed to be holding significant silver positions anticipating a rise in silver prices. Long silver prices were beneficial to the Partnership.

In the second quarter, the U.S. dollar strengthened against the Japanese yen until the U.S. Government intervened to support the Japanese yen, essentially selling the U.S. dollar and depressing the value of the U.S. dollar relative to most major world currencies. By July, the U.S. dollar was back at all-time highs against the Japanese yen. Overall, the Partnership gained as a result of the fluctuation of the U.S. dollar. However, the ripple effect created volatility for the U.S. dollar versus the European currencies and the Partnership lost on its positions in these currencies. Precious metals, namely silver, reversed as prices slumped. Gold prices seesawed up and down never settling on direction. The volatility in these markets was unprofitable to the Partnership.

The third quarter was highlighted by a devaluation of the Russian ruble which sent shock waves through the world equity markets as traders liquidated equities in favor of sovereign debt. Even prior to the Russian crisis, the Partnership was well positioned to take advantage of rising bonds. The Partnership was long the U.S., German and Japan bond markets. Interest rates on the U.S. 30-year long bond fell below 5%, the lowest level in over 30 years. In addition, the Partnership was short the Nikkei and FTSE equity indices.
Gold and silverprices fell to 1998 lows, as short positions in these precious metals were profitable.

The fourth quarter saw extremes in the currency sector as the U.S. dollar again gyrated for the last three months of the year. The long Japanese yen position that provided the only profit for the Partnership in October was the largest losing position in November, yet by December, long Japanese yen positions were providing profits. The Fed eased interest rates one quarter point three times in seven weeks. However, long U.S. bond positions reaped few rewards as these rate cuts had already been factored in the market. Global stock indices rebounded beginning in October and long positions in the S&P and German DAX proved rewarding. The Partnership ended the year with a profit of $961,031.


1997

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


1996

In 1996 there were numerous opportunities in the global futures markets and the Advisors were well-positioned to profit from many of them.  The
Partnership produced a net gain of 24.6% for the calendar year. The profits for the Partnership were made in the latter part of the year in currencies, global interest rates, energies and precious metals. The U.S. dollar reached a ten-week high against the Japanese yen, the German mark and the Swiss franc in September as sound economic fundamentals kept the U.S. dollar strong against most of the major currencies.  The British pound was even stronger than the U.S. dollar as Europe debated European Monetary Union issues and viewed the pound as a safe haven. These factors led to excellent trends in the currency markets and profitable trading. Signs of a slowing U.S. economy drove the 30-year Treasury bond to its highest level in six and one-half years. Foreign central banks were heavy buyers of U.S. bonds, producing a nice
profit for the Partnership.   In Asia, investors flocked to the higher-
yielding Australian bond as the yield on the Japanese Government bond was at its lowest level in the nation's history. The Partnership benefited handsomely from opposite positions in both the Australian and Japanese bonds. The Partnership ended the year with a profit of $2,566,229.


Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership's operations or assets.


Item 7(A).      Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and commodity contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership can acquire and/or liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a givenmarket sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.


Standard of Materiality

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Quantifying the Partnership's Trading Value at Risk

Qualitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership's risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (which will be forward currencies should the Partnership begin trading them), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Partnership's futures and forward positions does not have any optionality component. However, Welton also trades commodity options on behalf of the Partnership. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was approximately $12.1 million.


                                  December 31, 1998

                                                           % of Total
Market Sector         Value at Risk (000 omitted)        Capitalization

Interest Rates                  $ 854                         7.1%
Currencies                      $ 163                         1.3%
Stock Indices                   $ 123                         1.0%
Precious Metals                 $  96                         0.8%
Commodities                     $  26                         0.2%
Energies                           20                         0.2%

   Total                       $1,281                        10.6%


Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles.
Because of the size of its positions, certain market conditions _ unusual, but historically recurring from time to time _ could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this "risk of ruin."


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90% of 90-day Treasury bill rate. As of December 31, 1998, the Partnership had approximately $53 million in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Trading Advisors manage the Partnership's primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short-or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.

Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., Australia and New Zealand. The General Partners anticipate that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.

Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates _ i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/mark, dollar/Swiss franc and dollar/ pound positions. The General Partners do not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Advisors currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1998, the Partnership's primary exposures were in the S&P and NASDAQ (US), FTSE (England) and Hang Seng (Hong Kong) stock indices. The General Partners anticipate little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver as well as various of the industrial metals. The Trading Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partners anticipate that trading will continue across most of the available metals contracts.

Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybean oil, coffee, cattle, cotton and rubber accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 1998. In the past, the Partnership also has had material market exposure to grains, sugar and cocoa and may do so again in the future. Welton and the Partnership will continue to trade a wide variety of commodity contracts.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Trading Advisors trade natural gas to a limited extent, oil and oil products are by far the dominant energy market exposure of the Partnership. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 1998.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds substantially all its assets in cash at CIS and CISFS, earning interest at 80% of the average 90-day Treasury bill rate for Treasury bills issued during each month.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partners monitor the Partnership's performance and the concentration of its open positions, and consult with the Trading Advisors concerning the Partnership's overall risk profile. If the General Partners felt it necessary to do so, the General Partners could require the Trading Advisors to close out individual positions as well as entire programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partners primarily rely on the Trading Advisors own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

Risk Management

JWH attempts to control risk in all aspects of the investment process from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts from a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

JWH may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Welton's portfolios are subject to an on-going process of monitoring and review. Risk is managed at all levels in the investment process. In advance of entering a position, the risk of each trade is determined in relationship to the potential exposure and volatility impact of that open position in an account proportionate to its size. Multiple indicators of risk exposure are calculated including initial risk, volatility, intra-period volatility, open equity risk, and margin exposure. Various risk measures for each trade are determined before trade entry and monitored throughout the life span of the trade.

The factors used to assess risk exposure and performance risks more generally include (i) initial risk per trade (by model and market); (ii) volatility (standard deviation of returns) per trade throughout the holding period; (iii) open equity risk (by market, market group and portfolio); (iv) margin to equity ratio (by market and portfolio); (v) judgment of extraordinary event or report risk; (vi) portfolio level volatility (standard deviation and negative semi-variant standard deviation); (vii) slippage (model efficiency and market liquidity) monitoring overtime; and (viii) value-at-risk measures by market, sector, macro-economic views, and portfolio. Multiple other factors would need to be included for business risks, implementation quality assessments, and the like. Furthermore, Welton retains the right to exercise discretion.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto appearing on Pages 32 through 41 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                  Part III

Item 10.	Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1998 were as follows:

IDS Futures Corporation

Peter L. Slattery (born in July 1965), President and Director. Mr. Slattery is the Director of Non-Proprietary Products for American Express Financial Advisors, Variable Assets Division. During his tenure at AEFA, he has led the transition to multiple classes for the IDS mutual fund line, developed five new retail funds and led the creation of the flagship Flexible Portfolio Annuity. He currently is responsible for all Non-proprietary relationships involving products sold through AEFA's various distribution channels. Mr. Slattery holds a BS from Babson College and an MBA from the University of Colorado.

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

John M. Knight (born in February 1952), Vice President. Mr. Knight has been employed by American Express Financial Corporation since July 1975. He was Controller - Variable Assets and Services of American Express Financial Corporation until February 1999, thus charged with overall finance responsibilities for Mutual Funds, Limited Partnerships, Variable Annuities, Retail Retirement Plans, Personal Trust and Wealth Management Services. In February 1999 Mr. Knight was appointed Vice President - Investment Accounting of American Express Financial Corporation. From 1981 to March 1994 he held a number of positions in the IDS Certificate Company, including Controller of that organization. Mr. Knight is a graduate of the University of Wisconsin-Eau Claire and a FLMI.

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


CIS Investments, Inc.

Bernard W. Dan (born in December 1960), President and Director. Mr. Dan has served as President and Director of CISI since June 1, 1998. He received a B.S. degree in accounting from St. John's University, Collegeville, Minnesota. He joined Cargill Investor Services, Inc. in 1985 and held various operational positions. In 1986 Mr. Dan was assigned to Cargill Investor Services, Ltd.
in London as Administrative Manager for all operational activities. In 1989 Mr. Dan was assigned to the CIS New York Regional Office as the Administrative Manager. Mr. Dan was named Director of Cargill Investor Services (Singapore) Pte Ltd. at the formation of the company in November 1994 and continued in
that position until April 1997.   Mr. Dan was named President of Cargill
Investor Services, Inc. on June 1, 1998. Mr. Dan actively serves within the futures industry on exchange committees and industry user groups.

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

Barbara A. Pfendler (born in May 1953), Vice President and Director. Ms. Pfendler was appointed Vice President of CISI in May 1990 and Director of CISI in June 1998. Ms. Pfendler graduated from the University of Colorado in 1975. She began her career with Cargill, Incorporated in 1975, holding various merchandising and management positions within Cargill Incorporated's Oilseed Processing Division before transferring to Cargill Investor Services, Inc. in 1986. She is currently the manager responsible for all activities of the Fund Services Group at Cargill Investor Services, Inc. She was appointed Vice President of Cargill Investor Services, Inc. in June 1996 and Director Cargill Investor Services, Inc. in June 1998.


Jn R. Waye (born in June 1948), Vice President. Mr. Waye was appointed Vice President of CISI in June 1997. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A. degree in Communications and Economics in 1970.
Mr. Waye assumed the position of Senior Vice President of Cargill Investor Services, Inc. in September 1996, after returning from London where he held various management positions for Cargill Investor Services, Ltd. including most recently Managing Director for CIS Europe. Mr. Waye joined Cargill, Incorporated in 1970 and served in various commodity trading and management p ositions in Chesapeake, VA; Winnipeg, Manitoba; and Vancouver, BC. In 1978 he moved to New York and shortly thereafter Minneapolis as head of Foreign Exchange for Cargill's metals trading business. Mr. Waye served in various management positions in the Financial Markets Group until 1988 when he assisted in the management and sale of Cargill's life insurance business in Akron, Ohio. He moved to London in late 1988. Mr. Waye has served as a member of the Board of LIFFE, the London International Financial Futures and Options Exchange, and as Vice Chairman of its Membership and Rules Committee. He also served on the Board of the London Commodity Exchange up to its merger with LIFFE.

Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976 with a B.S. in Accounting and further completed the University of Minnesota Executive Program in 1993. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer and Controller from November 1983 until July 1991. He was elected Vice President, Administration and Operations in July 1991. Mr. Malo was Managing Director in Europe from 1996 until January 1999, responsible for CIS activities and operations in Europe, the Middle East and Russia. He was an active member of the FIA-UK Chapter and LIFFE Membership and Rules Committee. He currently serves on the Board of the FIA in Chicago.

Ronald L. Davis (born in September 1953), Vice President. Mr. Davis was elected Vice President of CISI in June 1998. Mr. Davis graduated from Illinois Institute of Technology, Chicago, Illinois with a B.S. in 1975 and with an M.B.A in 1977. He began his career in the futures industry with A.G. Becker, Incorporated in 1980 and joined Cargill Investor Services, Inc.
in 1987 as the Administrative Manager of the Fund Services Group. He is responsible for all administrative, accounting and reporting functions of all CISI funds. In June 1998 Mr. Davis became Business Development Manager of the Fund Services Group.

Rebecca S. Steindel (born in April 1965), Secretary. Ms. Steindel was elected Secretary of CISI in September 1997. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987. She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

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

Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal was elected Assistant Secretary of CISI in June 1996. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the
Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota.
In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department.

Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach became Assistant Secretary of CISI in June 1996. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the
Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. In January 1999 she was named Vice President, Tax, of Cargill, Incorporated. In her current position as Vice President, Tax, Ms. Halbach oversees Cargill, Incorporated's global tax function.

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

CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1998, the Partnership accrued and paid $487,291 in b rokerage commissions and exchange fees to CIS. Of these commissions, $37.25 per round-turn trade is paid to AXP Advisors as the Partnership's Introducing Broker and $21.50 is retained by CIS as Clearing Broker.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) As of December 31, 1998, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

     (b) As of December 31, 1998, the General Partners beneficially owned
         644.45 Units or approximately 3.74% of the Unitsoutstanding as of that date. In addition, Michael L. Weiner,Vice President, Secretary and Treasurer of IDS Futures,beneficially owned 1 of the outstanding Units.

     (c) As of December 31, 1998, no arrangements were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


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

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

   (a)      The following documents are included herein:

      (1)   Financial Statements:

         a. Report of Independent Public Accountants

         b. Statements of Financial Condition as of December 31, 1998 and 1997

         c. For the years ended December 31, 1998, 1997 and 1996: Statements of Operations Statements of Changes in Partners' Capital Statements of Cash Flows

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

Date:  March 26, 1999                   IDS Managed Futures II, L.P.


By:     IDS Futures Corporation         By:     CIS Investments, Inc.
        (General Partner)                       (General Partner)


By: /s/ Peter L. Slattery  			By: /s/ Bernard W. Dan
   	Peter L. Slattery              			Bernard W. Dan
        President                                       President

By: /s/ Michael L. Weiner  			By: /s/ Richard A. Driver
        Michael L. Weiner                               Richard A. Driver
    	Vice President, Secretary and             	Vice President
        Treasurer                                       and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 26, 1999

  /s/ Peter L. Slattery                              /s/ Bernard W. Dan
      Peter L. Slattery                                  Bernard W. Dan
      Director and President                             Director and
                                                         President

 /s/ Peter J. Anderson                               /s/ Barbara A. Pfendler
     Peter J. Anderson                                   Barbara A. Pfendler
     Director                                            Director and Vice
                                                         President

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


                                Index to Financial Statements
                                IDS Managed Futures II, L.P.


Report of Independent Public Accountants                            32

Statements of Financial Condition as of
December 31, 1998 and 1997                                          33

Statements of Operations for the years ended
December 31, 1998, 1997 and 1996                                    34

Statements of Changes in Partners' Capital for the
years ended December 31, 1998, 1997 and 1996                        35

Statements of Cash Flows for the years ended December
31, 1998, 1997 and 1996                                             36

Notes to Financial Statements                                       37

Acknowledgment                                                      41




                        Independent Auditors' Report

The Partners
IDS Managed Futures II, L.P.:

We have audited the accompanying statements of financial condition of IDS Managed Futures II, L.P. (the Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                          KPMG LLP
Chicago, Illinois
February 5, 1999


          IDS MANAGED FUTURES II, L.P.
       STATEMENTS OF FINANCIAL CONDITION

                                                 Dec 31, 1998     Dec 31, 1997
                                                ---------------   -------------
ASSETS
Cash at Escrow Agent                                        $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                  11,060,948      11,875,917
   Unrealized gain on open
     futures contracts                               1,255,115         636,775
                                                ---------------   -------------
                                                    12,316,063      12,512,692

Interest receivable                                     34,361          45,359
Prepaid G.P. fee                                             0               0
                                                ---------------   -------------
      Total assets                                 $12,350,424     $12,558,051
                                                ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and C       $47,870         $49,202
   Accrued exchange, clearing, and NFA fees               $459            $932
   Accrued management fee                               37,278          37,769
   Accrued incentive fee                                     0          44,664
   Accrued operating expenses                           53,140          47,272
   Redemptions payable                                 143,490          38,606

                                                ---------------   -------------
      Total liabilities                                282,237         218,445

Partners' Capital:
   Limited partners ( 16,597.42 and                 11,617,111      11,925,442
     18,556.44 units outstanding at
     12/31/98 and 12/31/97, respectively)
   General partners (644.45 units outstanding at       451,076         414,164
     12/31/98 and 12/31/97, respectively)
                                                ---------------   -------------
      Total partners' capital                       12,068,187      12,339,606
                                                ---------------   -------------
      Total liabilities and
        partners' capital                          $12,350,424     $12,558,051
                                                ===============   =============

See Accompanying notes to financial statements.




          IDS MANAGED FUTURES II, L.P.
            STATEMENTS OF OPERATIONS



                                                          1998            1997             1996
                                                ---------------   -------------   --------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          $1,015,551      $1,170,528       $3,650,325
   Change in unrealized gain (loss)
     on open positions                                 618,340         270,816         (199,699)
Interest income                                        438,352         505,885          452,869
Foreign currency transaction gain (loss)               (44,816)       (205,540)         (33,881)
                                                ---------------   -------------   --------------
      Total revenues                                 2,027,427       1,741,689        3,869,614


EXPENSES

   Commissions paid to AXP Advisors and CIS            487,291         496,134          443,885
   Exchange, clearing and NFA fees                       9,945          11,108            9,629
   Management fees                                     425,915         455,236          415,370
   Incentive fees                                      102,439         101,866          384,059
   Operating expenses                                   40,806          20,074           50,442
                                                ---------------   -------------   --------------
      Total expenses                                 1,066,396       1,084,418        1,303,385
                                                ---------------   -------------   --------------
      Net profit (loss)                               $961,031        $657,271       $2,566,229
                                                ===============   =============   ==============


PROFIT (LOSS) PER UNIT OF LIMITED PARTNERSHIP IN        $57.27          $33.22          $120.48
PROFIT (LOSS) PER UNIT OF GENERAL PARTNERSHIP IN        $57.27          $33.22          $120.48
                                                ===============   =============   ==============


See accompanying notes to financial statements.


          IDS MANAGED FUTURES II, L.P.
   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1998,1997, AND 1996

                                                                                                     Total
                                                                     Limited         General        Partners'
                                                    Units*          Partners         Partners        Capital
                                                ---------------   -------------   --------------  -------------
Balance at December 31, 1995                         21,884.34      10,700,674          315,117    $11,015,791

Net loss                                                  0.00       2,488,584           77,645     $2,566,229

Redemptions                                          (1,710.65)       (894,587)               0      ($894,587)

Balance at December 31, 1996                         20,173.69      12,294,671          392,762    $12,687,433

Net profit                                                0.00         635,869           21,402       $657,271

Redemptions                                          (1,617.25)     (1,005,098)               0    ($1,005,098)

Balance at December 31, 1997                         18,556.44      11,925,442          414,164    $12,339,606

Net profit                                                0.00         924,119           36,912       $961,031

Redemptions                                          (1,959.02)     (1,232,450)               0    ($1,232,450)

Balance at December 31, 1998                         16,597.42      11,617,111          451,076    $12,068,187

Net asset value per unit at December 31, 1998                           699.93           699.93

Net asset value per unit at December 31, 1997                           642.66           642.66

Net asset value per unit at December 31, 1996                           609.44           609.44


*Units of limited partnership interest

See accompanying notes to financial statements.


          IDS MANAGED FUTURES II, L.P.
            STATEMENTS OF CASH FLOWS



                                                          1998            1997             1996
                                                ---------------   -------------   --------------
Cash flows from operating activities:
   Net profit (loss)                                   961,031         657,271        2,566,229
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              (618,340)       (270,816)         199,699
     Interest receivable                                10,998          (1,391)          (4,380)
     Accrued liabilities                               (41,092)       (331,285)         356,365
                                                ---------------   -------------   --------------
     Net cash provided by (used in)
       operating activities                            312,597          53,779        3,117,913

Cash flows from financing activities:
   Partner Redemptions                              (1,127,566)     (1,128,060)        (752,926)
                                                ---------------   -------------   --------------
   Net cash provided by (used in)
     financing activities                           (1,127,566)     (1,128,060)        (752,926)
                                                ---------------   -------------   --------------
Net increase (decrease) in cash                       (814,969)     (1,074,281)       2,364,987

Cash at beginning of period                         11,875,917      12,950,198       10,585,211
                                                ---------------   -------------   --------------
Cash at end of period                              $11,060,948     $11,875,917      $12,950,198
                                                ===============   =============   ==============

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and relatedoptions and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

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

Commissions

Brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $58.75 per round-turn contract. For trades executed by Welton Investment Corporation, the Partnership pays $43.75 per round-turn contract. The Partnership pays these commissions directly to CIS and CIS then reallocates the appropriate portion to American Express Financial Advisors Inc. (AXP Advisors).

Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible to both movements in underlying contract markets as well as fluctuations in currency rates. Translation of foreign currencies into U.S. dollars for closed positions is translated at an average exchange rate for the year while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the statements of operations.

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

(4)     Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
(loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $15,141, $9,828, and $38,387 for the years ended December 31, 1998, 1997, and 1996 respectively, and is included in operating expenses in the statements of operations.

(5)     Financial Instruments with Off-balance Sheet Risk

The Partnership was formed to trade commodity interests speculatively. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Stateent of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer-secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

The contractual amounts of commitments to purchase and sell exchange-traded futures contracts were $187,152,308 and $177,725,114, respectively, on December 31, 1998, and $35,623,858 and $59,633,383, respectively, on December 31, 1997. The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of their members or one of the members'customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

The average fair value of commodity interests was $917,156 and $720,402 during 1998 and 1997, respectively. Fair value as of December 31, 1998 and 1997 was $1,255,115 and $636,775. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of December 31, 1998, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program which is diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group. Both traders trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

At December 31, 1998, the cash requirement of the commodity interests of the Partnership was $1,341,752. This cash requirement is met by $10,740,220 held in segregated funds and $1,575,843 held in secured funds. At December 31, 1997, the cash requirement of the commodity interests of the Partnership was $1,289,365. This cash requirement was met by $10,885,627 held in segregated funds and $1,627,065 held in secured funds. At December 31, 1998 and 1997, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 1998 and 1997:


Commodity Group		1998			1997

Agricultural           19,755                  77,847
Currency               82,163                  57,907
Stock Indice          116,185                  67,958
Energies               25,324                  13,762
Metals                   (10)                 318,096
Interest            1,011,698                 101,205

Total               1,255,115                 636,775

The range of expiration dates of these exchange traded open contracts is January 1999 to December 1999.


                            Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.


/s/ Richard A. Driver
    Richard A. Driver
    Treasurer, CIS Investments, Inc.,
    one of the General Partners and Commodity Pool Operators of
    IDS Managed Futures II, L.P.