Form 10-Q
period 1999-03-31
IDS MANAGED FUTURES II L P
filed 1999-05-13
CIK 813831

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

              Quarterly report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                  for the quarterly period ended March 31, 1999



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



                               Yes   X    No __





                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1999 and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 3/31/99     To 3/31/99    Ended 12/31/98 Ended 3/31/98   To 3/31/98
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

Statement of
Cash Flows                                                            X                                            X

Notes to Financial
Statements                                            X


         IDS MANAGED FUTURES II, L.P.

       STATEMENTS OF FINANCIAL CONDITION

                                                Mar 31, 1999     Dec 31, 1998
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $10,703,896      11,060,948
   Unrealized gain on open
     futures contracts                                194,297       1,255,115
                                               ---------------  --------------
                                                   10,898,193      12,316,063

Interest receivable                                    37,511          34,361
                                               ---------------  --------------
      Total assets                                $10,935,704     $12,350,424
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $23,256         $48,329
   Accrued management fee                              33,192          37,278
   Accrued incentive fee                                    0               0
   Accrued operating expenses                          48,265          53,140
   Redemptions payable                                161,438         143,490
                                               ---------------  --------------
      Total liabilities                               266,151         282,237

Partners' Capital:
   Limited partners (16,179.26 units               10,260,844      11,617,111
     outstanding at 3/31/99, 16,597.42
     units outstanding at 12/31/98) (see Note 1)
   General partners (644.45 units out-                408,709         451,076
     standing at 3/31/99 and 12/31/98) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      10,669,552      12,068,187
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $10,935,704     $12,350,424
                                               ===============  ==============

In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L.P. (See Note 6)


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Jan 1, 1999     Jan 1, 1999     Jan 1, 1998    Jan 1, 1998
                                                   through         through         through        through
                                                Mar 31, 1999     Mar 31, 1999   Mar 31, 1998   Mar 31, 1998
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $163,087        $163,087       $204,275       $204,275
   Change in unrealized gain (loss)
     on open positions                             (1,128,934)     (1,128,934)      (318,746)      (318,746)
Interest income                                       100,665         100,665        120,519        120,519
Foreign currency transaction gain (loss)              (32,048)        (32,048)       (28,580)       (28,580)
                                               ---------------  --------------  -------------  -------------
      Total revenues                                ($897,230)      ($897,230)      ($22,532)      ($22,532)



EXPENSES

   Commissions paid to AXP Advisors and CIS           115,179         115,179        126,745        126,745
   Exchange fees                                        2,760           2,760          3,117          3,117
   Management fees                                    103,160         103,160        109,122        109,122
   Incentive fees                                           0               0              0              0
   Operating expenses                                   9,500           9,500         11,377         11,377
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  230,599         230,599        250,362        250,362
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                           ($1,127,829)    ($1,127,829)     ($272,893)     ($272,893)
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($65.73)        ($65.73)       ($14.17)       ($14.17)
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


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1999 through March 31, 1999


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1999                16,597.42     $11,617,111       $451,076    $12,068,187

Net profit (loss)                                                  (1,085,462)       (42,367)    (1,127,830)

Redemptions (see Note 1)                              (418.16)       (270,805)             0       (270,805)
                                               ---------------  --------------  -------------  -------------
Partners' capital at March 31, 1999                 16,179.26     $10,260,844       $408,709    $10,669,552
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1999                                                    $699.93        $699.93

Net profit (loss) per unit                                             (65.73)        (65.73)
                                                                --------------  -------------
Net asset value per unit
   March 31, 1999                                                     $634.20        $634.20



* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1999     Jan 1, 1998
                                                  through          through
                                                Mar 31, 1999     Mar 31, 1998
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                              ($1,127,829)      ($272,893)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            1,060,818         318,746
     Interest receivable                               (3,150)          5,626
     Accrued liabilities                              (34,034)        (52,490)
     Redemptions payable                               17,948          59,116
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                           (86,247)         58,105

Cash flows from financing activities:

   Partner redemptions                               (270,805)       (197,270)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (270,805)       (197,270)
                                               ---------------  --------------
Net increase (decrease) in cash                      (357,051)       (139,165)


Cash at beginning of period                        11,060,948      11,875,917
                                               ---------------  --------------
Cash at end of period                             $10,703,897     $11,736,752
                                               ===============  ==============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)




                         IDS MANAGED FUTURES II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999



(1)	GENERAL INFORMATION AND SUMMARY



IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended, and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership during the period of these financials were made by two independent commodity trading advisors, John W. Henry & Company, Inc. ("JWH") and Welton Investment Corporation ("Welton").



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



(3)      FEES



Management fees are accrued and paid monthly and incentive fees
are accrued monthly and paid quarterly.   Trading decisions for
the periods covered in these financial statements were made by JWH and Welton, the Partnership's Commodity Trading Advisors
("CTAs").   See Note 1 for the specific periods of trading for
each CTA.



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


No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $0 for the periods ended March 31, 1999 and March 31, 1998, respectively.



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



The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss.
As of March 31, 1999 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.


The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1999:



    COMMODITY GROUP     	UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES                 10,163

FOREIGN CURRENCIES                       86,548

STOCK INDICES                            95,557

ENERGIES                                  2,130

METALS                                  (37,996)

INTEREST RATE INSTRUMENTS                37,893
                                       _________

TOTAL                                   194,295



The range of maturity dates of these exchange traded open contracts is April of 1999 to March of 2000. The average open trade equity for the period of January 1, 1999 to March 31, 1999 was $734,056.



The margin requirement at March 31, 1999 was $1,267,522. To meet this requirement, the Partnership had on deposit with the Clearing Broker $10,365,762 in segregated funds and $532,431 in secured funds.



(6)	FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 29, 1999, as part of its Annual Report on Form 10-K.



The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



     Item 2. Management's Discussion and Analysis of Financial
                  Condition and  Results of Operation


		 Fiscal Quarter ended March 31, 1999


The Partnership recorded a loss of $1,127,829 or $65.73 per Unit for the first quarter of 1999. This compares to a loss of $272,893 or $14.17 per Unit for the first quarter of 1998.


In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector as well as Japanese interest rates. The Partnership posted a small loss for the second month of the quarter resulting primarily from trading in interest rates. During the third month of the quarter concerns about the military conflict in Kosovo mounted. As a result the global markets experienced increased volatility, namely in precious metals and interest rates, and the Partnership posted a small loss. Overall, the first quarter of fiscal 1999 ended negatively for the Partnership accounts managed by JWH and Welton. At March 31, 1999, JWH was managing 67% of the Partnership's assets and Welton was managing 33% of the Partnership's assets.



Currencies were the most volatile sector for the month of January; namely short positions in the British pound and long positions in the Japanese yen. The anxiously awaited Euro began trading and started out the year on a positive note as short positions rendered small profits for the Partnership. The only profitable interest rate market was in Germany where the Partnership maintained a long German bund position, thereby taking advantage of falling German rates. Short positions in the Japanese government bond and Australian bond positions created losses for the Partnership. Coffee prices vacillated; rising in December and falling in January. The Partnership posted losses from long coffee positions. Long sugar positions were also unprofitable. The Nikkei stock index provided the majority of the loss in the stock indices, as short positions were unprofitable. Crude oil prices showed no direction during the month. Short positions were retained during January and resulted in a small loss for the Partnership. All in all, the Partnership posted a loss of $510,801 or $29.62 per Unit in January.



In February, agricultural prices declined steadily throughout the month as the Partnership was positioned to profit from short positions in coffee, corn, wheat, and soybeans. Energy prices eroded allowing short positions in crude and heating oil to
provide profits.   Long silver positions in the precious metals
sector were profitable and the Nikkei stock index provided gains amidst a falling and then rising market. Currency trading rendered gains from short positions in the Euro, British pound and Swiss franc as each currency declined against the U.S. dollar. These gains were able to cover losses in the Australian dollar and Japanese yen. Interest rates were the only unprofitable sector for the Partnership. On the plus side, the Partnership was able to take advantage of rising interest rates in the U.S. 10-year notes and 30-year bonds. However, long Japanese government bond and German bund positions recorded more significant losses. Overall, the Partnership posted a loss of $103,337 or $6.03 per Unit in February.



In March, silver and gold positions were extremely volatile as the Partnership recorded losses from long silver positions and short gold positions. Short bond positions in Australia and in the United Kingdom were unprofitable as interest rates in both began to rise. However, long Japanese government bond positions were the largest loser in this sector as bond prices plummeted. The price decline in the agricultural complex, which provided profit opportunities during February from short positions, saw a reversal in March as sustained short corn and coffee positions gave back profits. Currencies were the most favorable sector for the Partnership. A flight to quality in the U.S. dollar has provided opportunities for the Partnership to profit from long U.S. dollar positions versus the Euro and Swiss franc. The conflict in Kosovo has exacerbated the crisis-related selling of the Euro and the flow of money into the U.S. dollar. The Nikkei stock index moved sharply higher during March and the Partnership profited from long positions. Long positions in the Australian All-Ordinaries index were also profitable. A sharp rise in energy prices gave way to profits from long positions in crude oil. Rumors of gasoline shortages as well as the decision of world oil producers to cut oil production pushed crude prices higher throughout the month. Overall, the Partnership posted a loss of $513,691 or $30.08 per Unit in March.


During the quarter, investors redeemed a total of 418.16 Units.
At the end of the quarter there were 16,823.71 Units outstanding
(including 644.45 Units owned by the General Partners).


During the fiscal quarter ended March 31, 1999, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.


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



During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and is participating again with the FIA in "street wide" testing during the second quarter of 1999.


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




         Item 3. Quantitative and Qualitative Disclosures
                      About Market Risk


There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market
Risk" was made in the Form 10K of the Partnership dated December
31, 1998.



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




Date:   May 13, 1999                   IDS MANAGED FUTURES II, L.P.



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