Form 10-Q
period 1999-06-30
IDS MANAGED FUTURES II L P
filed 1999-08-12
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 for the quarterly period ended June 30, 1999

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

                               Yes   X    No __






                                                                Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1999 and the additional time frames as noted:

                                               Fiscal Quarter    Year to Date    Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/99     To 6/30/99    Ended 12/31/98 Ended 6/30/98   To 6/30/98
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

                                                Jun 30, 1999     Dec 31, 1998
                                               ---------------  --------------
ASSETS

Equity in commodity futures
   trading accounts:
   Account balance                                $10,746,377      11,060,948
   Unrealized gain on open
     futures contracts                                814,005       1,255,115
                                               ---------------  --------------
                                                   11,560,382      12,316,063

Interest receivable                                    33,787          34,361
                                               ---------------  --------------
      Total assets                                $11,594,169     $12,350,424
                                               ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $30,760         $48,329
   Accrued management fee                              35,507          37,278
   Accrued incentive fee                                    0               0
   Accrued operating expenses                          36,754          53,140
   Redemptions payable                                118,410         143,490
                                               ---------------  --------------
      Total liabilities                               221,431         282,237

Partners' Capital:
   Limited partners (15,728.92 units               10,925,111      11,617,111
     outstanding at 6/30/99, 16,597.42
     units outstanding at 12/31/98) (see Note 1)
   General partners (644.45 units out-                447,627         451,076
     standing at 6/30/99 and 12/31/98) (see Note 1)
                                               ---------------  --------------
      Total partners' capital                      11,372,738      12,068,187
                                               ---------------  --------------
      Total liabilities and
        partners' capital                         $11,594,169     $12,350,424
                                               ===============  ==============

In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L.P. (See Note 6)


                                               IDS MANAGED FUTURES II, L.P.

                                               STATEMENTS OF OPERATIONS

                                                 Apr 1, 1999     Jan 1, 1999     Apr 1, 1998    Jan 1, 1998
                                                   through         through         through        through
                                                Jun 30, 1999     Jun 30, 1999   Jun 30, 1998   Jun 30, 1998
                                               ---------------  --------------  -------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $545,563        $640,534      ($337,600)     ($133,325)
   Change in unrealized gain (loss)
     on open positions                                619,708        (441,110)      (375,051)      (693,797)
Interest income                                        95,395         196,060        112,604        233,123
Foreign currency transaction gain (loss)               (6,424)        (38,472)       (27,061)       (55,641)
                                               ---------------  --------------  -------------  -------------
      Total revenues                               $1,254,242        $357,012      ($627,108)     ($649,640)



EXPENSES

   Commissions paid to AXP Advisors and CIS           133,389         248,568        152,261        279,006
   Exchange fees                                        5,142           7,902          2,929          6,046
   Management fees                                    102,610         205,770        100,091        209,213
   Incentive fees                                           0               0              0              0
   Operating expenses                                   9,960          19,460          5,262         16,639
                                               ---------------  --------------  -------------  -------------
      Total expenses                                  251,101         481,700        260,543        510,904
                                               ---------------  --------------  -------------  -------------
      Net profit (loss)                            $1,003,141       ($124,688)     ($887,651)   ($1,160,544)
                                               ===============  ==============  =============  =============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $60.39          ($5.34)       ($47.31)       ($61.48)
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


                                              IDS MANAGED FUTURES II, L.P.

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                              For the period January 1, 1999 through June 30, 1999


                                                                      Limited        General
                                                       Units*        Partners       Partners          Total
                                               ---------------  --------------  -------------  -------------
Partners' capital at January 1, 1999                16,597.42     $11,617,111       $451,076    $12,068,187

Net profit (loss)                                                    (121,240)        (3,449)      (124,689)

Redemptions (see Note 1)                              (868.50)       (570,760)             0       (570,760)
                                               ---------------  --------------  -------------  -------------
Partners' capital at June 30, 1999                  15,728.92     $10,925,111       $447,627    $11,372,738
                                               ===============  ==============  =============  =============


Net asset value per unit
   January 1, 1999                                                    $699.93        $699.93

Net profit (loss) per unit                                              (5.34)         (5.34)
                                                                --------------  -------------
Net asset value per unit
   June 30, 1999                                                      $694.59        $694.59



* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)


                                IDS MANAGED FUTURES II, L.P.

                                STATEMENTS OF CASH FLOWS


                                                 Jan 1, 1999     Jan 1, 1998
                                                  through          through
                                                Jun 30, 1999     Jun 30, 1998
                                               ---------------  --------------
Cash flows from operating activities:
   Net profit/(loss)                                ($124,688)    ($1,160,544)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              441,110         693,797
     Interest receivable                                  574           8,665
     Accrued liabilities                              (35,726)        (46,702)
     Redemptions payable                              (25,080)        194,543
                                               ---------------  --------------
     Net cash provided by (used in)
       operating activities                           256,189        (310,241)

Cash flows from financing activities:

   Partner redemptions                               (570,760)       (688,086)
                                               ---------------  --------------
   Net cash provided by (used in)
     financing activities                            (570,760)       (688,086)
                                               ---------------  --------------
Net increase (decrease) in cash                      (314,571)       (998,327)


Cash at beginning of period                        11,060,948      11,875,917
                                               ---------------  --------------
Cash at end of period                             $10,746,377     $10,877,590
                                               ===============  ==============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)





                             IDS MANAGED FUTURES II, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999

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

No provision for Federal Income Taxes
has been made in the accompanying
financial statements as each partner
is responsible for reporting income
(loss) based on the pro rata share
of the profits or losses of the
Partnership.  The Partnership is
responsible for the Illinois State
Partnership Information and Replacement
Tax based on the operating results
of the Partnership.  Such tax
amounted to $0 and $0 for the
periods ended June 30, 1999
and June 30, 1998, respectively.


(5)     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Partnership was formed to
speculatively trade Commodity
Interests.  It has commodity
transactions and all of its cash
on deposit at its Clearing Broker
at all times.  In the event that
volatility of trading of other
customers of the Clearing Broker
impaired the ability of the Clearing
Broker to satisfy its obligations to
the Partnership, the Partnership
would be exposed to off-balance
sheet risk.  Such risk is defined
in Statement of Financial Accounting
Standards No. 105 ("SFAS 105") as
a credit risk.  To mitigate this
risk, the Clearing Broker, pursuant
to the mandates of the Commodity
Exchange Act, is required to
maintain funds deposited by
customers relating to futures
contracts in regulated commodities
in separate bank accounts which
are designated as segregated
customers' accounts.  In addition,
the Clearing Broker has set
aside funds deposited by customers
relating to foreign futures and
options in separate bank accounts
that are designated as customer
secured accounts.  Lastly, the
Clearing Broker is subject to
the Securities and Exchange
Commission's Uniform Net Capital
Rule which requires the maintenance
of minimum net capital at least equal
to 4% of the funds required to be
segregated pursuant to the
Commodity Exchange Act.
The Clearing Broker has controls
in place to make certain that all
customers maintain adequate margin
deposits for the positions that
they maintain at the Clearing Broker.
Such procedures should protect the
Partnership from the off-balance
sheet risk as mentioned earlier.
The Clearing Broker does not
engage in proprietary trading
and thus has no direct market exposure.

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

The Partnership holds futures
and futures options positions
on the various exchanges throughout
the world.  The Partnership does
not trade over-the-counter
contracts.   As defined by
SFAS 105, futures positions
are classified as financial
instruments.  SFAS 105 requires
that the Partnership disclose
the market risk of loss from
all of its financial instruments.
Market risk is defined as the
possibility that future
changes in market prices may
make a financial instrument
less valuable or more onerous.
If the markets should move against
all of the futures positions
held by the Partnership at the
same time, and if the markets
moved such that the Trading
Advisors were unable to offset
the futures positions of the
Partnership, the Partnership
could lose all of its assets
and the partners would realize
a 100% loss.  As of June 30,
1999 the Partnership had
contracts with two CTAs who
make the trading decisions.
One of the CTAs trades a
program diversified among
all commodity groups,
while the other is diversified
among the various futures
contracts in the financials
and metals group.  Both CTAs
trade on U.S. and non-U.S.
exchanges.  Such diversification
should greatly reduce this market
risk.  Cash was on deposit with
the Clearing Broker in each
time period of the financial
statements that exceeded the
cash requirements of the
Commodity Interests of
the Partnership.

The following chart discloses the
dollar amount of the unrealized
gain or loss on open contracts
related to exchange traded contracts
for the Partnership as of June 30, 1999:


COMMODITY GROUP     				UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES                  11,162

FOREIGN CURRENCIES               	      70,232

STOCK INDICES                             93,067

ENERGIES                                  23,752

METALS                                    73,584

INTEREST RATE INSTRUMENTS                542,208
                                         __________
TOTAL                                    814,005


The range of maturity dates of these
exchange traded open contracts is
July of 1999 to June of 2000.
The average open trade equity for
the period of January 1, 1999
to June 30, 1999 was $728,671.

The margin requirement at June 30, 1999
was $1,779,149. To meet this requirement, the Partnership had on deposit with the Clearing Broker $10,711,760 in segregated funds and $848,622
in secured funds.


(6)	FINANCIAL STATEMENT PREPARATION

The interim financial statements are
unaudited, but reflect all adjustments
that are, in the opinion of management,
necessary for a fair statement of
the results for the interim periods
presented.  These adjustments consist
primarily of normal recurring accruals.
These interim financial statements
should be read in conjunction
with the audited financial statements
of the Partnership for the year
ended December 31, 1998, as filed
with the Securities and Exchange
Commission on March 29, 1999, as
part of its Annual Report on Form 10-K.

The results of operations for interim
periods are not necessarily indicative
of the operating results to be expected
for the fiscal year.



Item 2.	Management's Discussion and Analysis of Financial
                Condition and Results of Operation


Fiscal Quarter ended June 30, 1999


The Partnership recorded a gain of $1,003,141 or $60.39 per Unit for the second quarter of 1999. This compares to a loss of $887,650 or $47.31 per Unit for the second quarter of 1998.

In the first month of the quarter the
Partnership posted a gain resulting
primarily from an appreciating Japanese stock market, rising crude oil prices, falling commodity prices and continued appreciation of the U.S. Dollar versus the Euro and Swiss Franc.
The Partnership posted a gain during the second month of the quarter resulting primarily from the declining price of gold and the continued decline of the Euro currency. During the third month of the quarter, the partnership posted a gain as it continued to benefit from the freefall in gold prices and the declining
Euro currency. Overall, the second quarter of fiscal 1999 ended positively for the Partnership accounts managed by both JWH and Welton. At June 30, 1999, JWH was managing
69.7% of the Partnership's assets and Welton was managing 30.3% of the Partnership's assets.

In April, currencies were the most favorable sector for the Partnership. The continued flight to quality to the U.S. dollar provided opportunities for the Partnership to profit from long U.S.dollar positions versus the Euro and Swiss franc. As the conflict in Kosovo persisted, the flow of money into the U.S. dollar continued.
Trading in the Japanese yen and Australian dollar was also profitable. Confidence in the Japanese stock market restored performance in the Nikkei 225 as the index was up approximately 20% year to date. A long position in the Nikkei helped the Partnership generate profits as did long positions in the S&P 500
Index and Hang Seng Index.

During April, the unprofitable trading
sectors were mainly interest rates and
precious metals. As Europe cut interest rates mid-month, the Fund's position went from short to long. Short U.S. bond positions generated a small profit by month end. Short gold positions were also unprofitable. In the interim, this position turned profitable as the United
Kingdom decided to sell off over 50% of
its gold reserves putting severe pressure on the price of gold. All in all, the partnership posted a gain of $173,580 or $10.32 per Unit in April.

In May, gold fell below $270 per ounce,
a 20 year low. The Partnership benefited from this price decline since it held short gold positions during the month.
The interest rate rumors in the US,
coupled with the inflation fears caused
the continuation of the decline in the
US 10 year and 30 year bonds. The Partnership held short positions in this sector during May, resulting in profits for the period.
In addition, the Partnership held long
positions in the Japanese government
bond which were profitable.

For the third consecutive month,
currencies continued to provide gains
for the Partnership. Profit opportunities came from long US dollar positions versus the Euro and Swiss franc. During May, we saw the Euro fall to its lowest level versus the US dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Small gains also came from the Japanese yen. Overall, the Partnership posted a gain of $263,823 or $15.87 per Unit in May.

In June, the rumor of the Fed raising
interest rates in the US became a reality.
The Partnership's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception
January 1, 1999.  Short positions in
the German Bund, the German Bobl and
U.K. Gilt provided the lion's share of
performance.  Currencies also provided
gains for the Partnership for the fourth consecutive month. Once again, the profit opportunities came from long US dollar positions versus the Euro and Swiss franc.
Pressure on the Euro which initially resulted from the conflict in Kosovo, now also seemed to be attributable to investors losing confidence in the Euro.

During June, the Partnership continued
to profit from its short positions in
the gold market.  Long positions in the
Nikkei stock index have been profitable
for the Partnership for the entire year, as the percentage gain in this index for 1999 is 26.64%. Short positions in the agricultural complex, especially in coffee, caused losses as the prices of these commodities rebounded. Additionally, continued long positions in crude oil were favorable as oil prices gained nearly 80% in 1999.
Overall, the Partnership posted a gain of $565,738 or $34.20 per Unit in June.

During the quarter investors redeemed a total of 450.33 Units. At the end of the quarter there were 16,373.37 Units outstanding
(including 644.45 Units owned by the General Partners).

During the fiscal quarter ended June 30, 1999, IDS Futures elected Patricia L.
Moren to replace former vice-president
John M. Knight and CISI experienced the
following officer changes: Shaun D. O'Brien replaced former Vice President & Treasurer
Richard A. Driver; James Clemens replaced
Henry W. Gjersdal as Assistant Secretary;
Lillian Lundeen replaced Bruce H. Barnett as Assistant Secretary.

During the fiscal quarter ended June 30, 1999, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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



Year 2000 Issue

CIS surveyed its major applications in 1996 to see if
 they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are currently underway. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry
Association, with whom it continues to work closely.
CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

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

In February, losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds, interest rates and gold. The purchase of large quantities of silver by a major investor caused the prices of the precious metal to soar in world markets, before succumbing to some profit taking at month end; positions in silver resulted in gains for the Partnership. Profitable positions in most
European bonds failed to offset losses in other long and short-term interest rates. Gains in sugar, corn and cotton offset losses in other agricultural commodities traded. The
Partnership recorded a loss of $47,483 or $2.49 per Unit in February.

In March, the U.S. dollar rose against most
of its major counterparts, gaining strength
from the flight of international capital
from a deteriorating Japanese economy and
the purchase of dollars to buy U.S. Treasury
bonds as yields in key European bond markets
hit post-war lows.  Positions in the Swiss
franc and the German mark resulted in gains
for the Partnership.  The market for crude
oil generated a lot of excitement during
the month, following the surprise announcement
by OPEC and non-OPEC oil-producing nations
of an agreement to cut production.  Positions
in energy markets were profitable overall.
Inflation concerns, fueled by rising oil
prices, propelled gold prices sharply higher.
Positions in gold were unprofitable, as were
positions in silver, which became more
volatile during the month.  Except for
small gains in soybeans and soybean-
derivative markets, positions in agricultural
commodities resulted in losses overall.   The
Partnership recorded a gain of $127,983 or $6.72 per Unit in March.

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


Date:   August 12, 1999             IDS MANAGED FUTURES II, L.P.


                                    By:  CIS Investments, Inc.,
                                         One of its General Partners



                                    By:   /s/ Shaun D. O'Brien
                                          Shaun D. O'Brien
                                          Treasurer & Vice President


                                    (Duly authorized Officer of the
                                    General Partner and the Principal
                                    Financial Officer of the General
                                    Partner)