Form 10-Q
period 1999-09-30
IDS MANAGED FUTURES II L P
filed 1999-11-12
CIK 813831

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 for the quarterly period ended September 30, 1999

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

                               Yes   X    No __

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1999 and the additional time frames as noted:

                          FISCAL QUARTER      YEAR TO DATE       FISCAL YEAR      FISCAL QUARTER     YEAR TO DATE
                           ENDED 9/30/99       TO 9/30/99      ENDED 12/31/98      ENDED 9/30/98      TO 9/30/98
                          --------------      ------------     --------------     ---------------    ------------
Statement of
Financial Condition              X                                    X

Statement of
Operations                       X                  X                                    X                X

Statement of Changes
in Partners' Capital                                X

Statement of
Cash Flows                                          X                                                     X

Notes to Financial
Statements                       X


                        IDS MANAGED FUTURES II, L.P.

                      STATEMENTS OF FINANCIAL CONDITION

                                                        SEP 30, 1999                  DEC 31, 1998
                                                        ------------                  ------------
ASSETS

Equity in commodity futures trading accounts:
   Account balance                                      $10,168,583                    11,060,948
   Unrealized gain on open
     futures contracts                                     (233,081)                    1,255,115
                                                        -----------                   -----------

                                                          9,935,502                    12,316,063

Interest receivable                                          32,541                        34,361
                                                        -----------                   -----------

      TOTAL ASSETS                                      $ 9,968,043                   $12,350,424
                                                        ===========                   ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS      $    24,373                   $   48,329
   Accrued management fee                                    30,431                       37,278
   Accrued incentive fee                                          0                            0
   Accrued operating expenses                                42,629                       53,140
   Redemptions payable                                       89,144                      143,490
                                                        -----------                   -----------

      Total liabilities                                     186,577                      282,237

Partners' Capital:
   Limited partners (15,257.90 units                      9,385,068                   11,617,111
     outstanding at 9/30/99, 16,597.42
     units outstanding at 12/31/98) (see Note 1)
   General partners (644.45 units out-                      396,398                      451,076
     standing at 9/30/99 and 12/31/98) (see Note 1)
                                                        -----------                   -----------

      Total partners' capital                             9,781,466                   12,068,187
                                                        -----------                   -----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                               $ 9,968,043                  $12,350,424
                                                        ===========                  ===========

In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L.P. (See
Note 6)

                        IDS MANAGED FUTURES II, L.P.

                          STATEMENTS OF OPERATIONS

                                                  JUL 1, 1999      JAN 1, 1999        JUL 1, 1998        JAN 1, 1998
                                                    THROUGH          THROUGH            THROUGH            THROUGH
                                                 SEP 30, 1999     SEP 30, 1999       SEP 30, 1998       SEP 30, 1998
                                                 ------------     ------------       ------------       ------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         ($132,058)        $508,476           $131,147            ($2,177)
   Change in unrealized gain (loss)
     on open positions                            (1,048,468)      (1,489,578)         2,531,956          1,838,159
Interest income                                      102,111          298,171            108,151            341,274
Foreign currency transaction gain (loss)              16,541          (21,931)             6,157            (49,484)
                                                 -----------      -----------         ----------         ----------

      Total revenues                             ($1,061,874)       ($704,862)        $2,777,411         $2,127,771



EXPENSES

   Commissions paid to AXP Advisors and CIS          113,048          361,616            137,445            416,451
   Exchange fees                                       3,996           11,898              3,125              9,171
   Management fees                                    97,154          302,924            106,407            315,620
   Incentive fees                                          0                0            102,439            102,439
   Operating expenses                                  9,500           28,960             28,299             44,937
                                                 -----------      -----------         ----------         ----------

      Total expenses                                 223,698          705,398            377,715            888,619
                                                 -----------      -----------         ----------         ----------

      NET PROFIT (LOSS)                          ($1,285,572)     ($1,410,260)        $2,399,696         $1,239,152
                                                 ===========      ===========         ==========         ==========

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                               ($79.49)         ($84.83)           $133.73             $72.25
                                                 ===========      ===========         ==========         ==========

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

                        IDS MANAGED FUTURES II, L.P.

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

            FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 1999

                                                                 LIMITED         GENERAL
                                                UNITS*          PARTNERS        PARTNERS         TOTAL
                                              ---------       -----------       --------      -----------
Partners' capital at January 1, 1999          16,597.42       $11,617,111       $451,076      $12,068,187

Net profit (loss)                                              (1,355,584)       (54,678)      (1,410,261)

Redemptions (see Note 1)                      (1,339.52)         (876,460)             0         (876,460)
                                              ---------       -----------       --------      -----------

Partners' capital at September 30, 1999       15,257.90       $ 9,385,068       $396,398      $ 9,781,466
                                              =========       ===========       ========      ===========


Net asset value per unit
   January 1, 1999                                                $699.93        $699.93

Net profit (loss) per unit                                         (84.83)        (84.83)
                                                              -----------       --------

Net asset value per unit
   September 30, 1999                                             $615.10        $615.10


* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

                        IDS MANAGED FUTURES II, L.P.

                          STATEMENTS OF CASH FLOWS

                                             JAN 1, 1999       JAN 1, 1998
                                               THROUGH           THROUGH
                                             SEP 30, 1999      SEP 30, 1998
                                             ------------      ------------
Cash flows from operating activities:
   Net profit/(loss)                         ($1,410,261)      ($1,160,544)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                       1,488,196           693,797
     Interest receivable                           1,820             8,665
     Accrued liabilities                         (41,314)          (46,702)
     Redemptions payable                         (54,346)          194,543
                                             -----------       -----------

     Net cash provided by (used in)
       operating activities                      (15,906)         (310,241)

Cash flows from financing activities:

   Partner redemptions                          (876,460)         (688,086)
                                             -----------       -----------

   Net cash provided by (used in)
     financing activities                       (876,460)         (688,086)
                                             -----------       -----------

Net increase (decrease) in cash                 (892,365)         (998,327)


Cash at beginning of period                   11,060,948        11,875,917
                                             -----------       -----------

Cash at end of period                        $10,168,583       $10,877,590
                                             ===========       ===========

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

                           IDS MANAGED FUTURES II, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 1999


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


(4)  INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $18,799 for the periods ended September 30, 1999 and September 30, 1998, respectively.

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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of September 30, 1999 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements that exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1999:


COMMODITY GROUP                   UNREALIZED GAIN/(LOSS)
AGRICULTURAL COMMODITIES                     713

FOREIGN CURRENCIES                        85,319

STOCK INDICES                            (19,039)

ENERGIES                                  14,828

METALS                                  (379,379)

INTEREST RATE INSTRUMENTS                 64,477
                                        --------

TOTAL                                   (233,081)


The range of maturity dates of these exchange traded open contracts is October of 1999 to September of 2000. The average open trade equity for the period of January 1, 1999 to September 30, 1999 was $638,817.

The margin requirement at September 30, 1999 was $1,316,165. To meet this requirement, the Partnership had on deposit with the Clearing Broker $9,055,658 in segregated funds and $879,843 in secured funds.


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

                     FISCAL QUARTER ENDED SEPTEMBER 30, 1999


The Partnership recorded a loss of $1,285,572 or $79.49 per Unit for the third quarter of 1999. This compares to a gain of $2,399,696 or $133.73 per Unit for the third quarter of 1998.

In the first month of the quarter the Partnership posted a loss resulting primarily from excessive volatility in the currency markets. The Partnership posted a small loss during the second month of the quarter resulting primarily from losses in global interest rates and the Japanese Nikkei stock index. During the third month of the quarter, the Partnership surrendered profits due to rapidly escalating gold prices and the Partnership's short gold positions. Overall, the third quarter of fiscal 1999 ended negatively for the Partnership accounts managed by JWH. At September 30, 1999, JWH was managing
69% of the Partnership's assets and Welton was managing 31% of the Partnership's assets.

The Partnership posted a loss for July, largely due to excessive volatility in the currency markets. After gaining value versus the world's currencies for several weeks, the U.S. dollar ran out of steam by the mid-month. As a result, the Partnership posted losses from long Dollar positions against the Euro, Swiss franc and Japanese yen. The decline of the Dollar continued through month end, which prompted short Dollar positions to be established.

Losses in the currency markets wiped out smaller gains that came from global interest rates, metals, energy and the agricultural sectors. Short positions in the 10-year and 30-year U.S. bonds provided profits as the long bond yield rose above 6.1%. The Partnership's strongest gains in this sector came from Europe where interest rates continued to rise. Profits were earned from short positions in the Euro Bund, Euro Bobl and U.K. Gilt. Likewise, the Partnership continued to profit from its short positions in the gold market as the price of gold fell to its lowest level in 20 years; $253.70 per troy ounce. All in all, the Partnership posted a loss of $352,424 or $21.52 per Unit in July.

In August, the Partnership posted another small loss. Gains for the Partnership were the result of a weaker U.S. dollar, versus the Yen and Euro specifically. Stronger crude oil prices and lower gold prices also provided gains. Unfortunately, these gains were offset by losses in global interest rates and the Japanese Nikkei stock index. Long positions in the Japanese stock index (the Nikkei) that were profitable for the entire year were closed out and small losses were recorded during August.

Currencies provided some resurrection in the form of a stronger Yen and Euro versus the U.S. dollar. Since mid-July, the Partnership held profitable long positions in the Yen and Euro looking for these currencies to strengthen against the Dollar. Long positions in crude oil performed well as prices rose $2 per barrel during August exceeding $22 per barrel. Gold prices again plummeted through a 20-year low to $253.00 per troy ounce. Notwithstanding these gains, the Partnersip posted a loss of $342,112 or $21.14 per Unit in August.

The Partnership had a difficult time in the markets during September. Losses were primarily attributable to its short gold position, as the price rose over $50 per ounce. The price of gold escalated rapidly after 15 European central banks announced that they wouldn't sell or lease additional gold for the next five years.

Unfortunately, gains in Crude oil and the Japanese Yen were offset by losses in gold, as well as short positions in the U.S. and Japanese bond markets. The Partnership's long positions in Crude oil performed well as prices rose nearly another $2 per barrel. Currencies provided small gains as the Japanese yen strengthened against the U.S. dollar for the second consecutive month. In addition, long yen positions proved profitable relative to the European currencies. Notwithstanding these gains, the Partnership posted a loss of $591,036 or $36.83 per Unit in September.

During the quarter investors redeemed a total of 471.02 Units. At the end of the quarter there were 16,373.37 Units outstanding (including 644.45 Units owned by the General Partners).

During the fiscal quarter ended September 30, 1999, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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


Year 2000 Issue

CIS surveyed its major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are nearly complete. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has developed various "contingency plans" in the event that mission critical systems should fail.

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

For the third consecutive month, currencies continued to provide gains for the Partnership. Profit opportunities came from long US dollar positions versus the Euro and Swiss franc. During May, we saw the Euro fall to its lowest level versus the US dollar since its inception at the beginning of the year. Pressure on the Euro surrounded safe haven. Small gains also came from the Japanese yen. Overall, the Partnership posted a gain of $263,823 or $15.87 per Unit in May.

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

During the fiscal quarter ended June 30, 1999, IDS Futures elected Patricia L. the conflict in Kosovo, as investors saw the dollar as a Moren to replace former vice-president John M. Knight and CISI experienced the following officer changes: Shaun D. O'Brien replaced former Vice President & Treasurer Richard
A. Driver; James Clemens replaced Henry W. Gjersdal as Assistant Secretary; Lillian Lundeen replaced Bruce H. Barnett as Assistant Secretary.

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


Date:   November 11, 1999                   IDS MANAGED FUTURES II, L.P.


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