Form 10-K
period 1999-12-31
IDS MANAGED FUTURES II L P
filed 2000-03-28
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended      Commission File No. 0-17443
        December 31, 1999

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 29, 2000: $7,680,604

                        See Index to Exhibits

                     Documents Incorporated by Reference

Incorporated by reference in Part IV, Item 14 is Post Effective Amendment No.2 to the Registration Statement declared effective on May 4, 1988.

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

The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts. The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Partnership. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into the brokerage clearing agreement and related customer agreements with their affiliates, CIS and AXP Advisors, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (the Partnership pays commissions on trades executed on its behalf by John W. Henry & Company, Inc. at a rate of $58.75 per round turn contract to CIS which in turn reallocates $37.25 per round turn contract to AXP Advisors, an affiliate of IDS Futures; the Partnership pays commissions on trades executed on its behalf by Welton Investment Corporation at a rate of $43.75 per round turn contract to CIS which in turn reallocates $27.15 per round turn contract to AXP Advisors) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges incidental to the Partnership's trading. The Partnership shall not pay brokerage commissions at rates higher than those established in the Prospectus except for trades placed at certain foreign exchanges for which the Partnership is charged a surcharge equal to the increased incremental cost to CIS; thereafter, such brokerage commissions may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

The Advisory Contracts between the Partnership and the Advisors provides that each Advisor shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to the portion of the Partnership's assets allocated to it. The Advisory Contract with John W. Henry & Company, Inc. ("JWH") was amended on April 30, 1996 (but made effective back to the date of March 31, 1996) to extend the term of the Advisory Contract through December 31, 1996 with the automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 1999. On December 31, 1999, the Advisory Contract was further amended and extended until December 31, 2002, unless earlier terminated in accordance with the termination provisions contained therein. The Advisory Contract with Welton Investment Corporation ("Welton") commenced on July 8, 1997 and continued until December 31, 1998, with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 2001, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in trading advisors of the Partnership or any reallocation of Partnership assets among the trading advisors or to other trading advisors.

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

The Partnership pays JWH a monthly management fee of 1/3 of 1% of the Partnership's Net Asset Value ("NAV") under management as of the end of the month. Pursuant to an agreement between the Partnership and Welton, the Partnership pays Welton a monthly management fee of 1/4 of 1% of the month-end NAV of the Partnership under its management. The Partnership pays JWH a quarterly incentive fee of 15% and pays Welton a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management. The calculation and payment of such incentive fees shall not be affected by the performance of any other Advisor.

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

The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business as of December 31, 1999 is set forth under Items 6 and 7 herein.

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

Item 2.  Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partners use the offices of CIS and AXP Advisors, at no additional charge to the Partnership, to perform their administrative functions and the Partnership uses the offices of CIS, at no additional charge to the Partnership, as its principal administrative offices.

Item 3.  Legal Proceedings

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

                                 Part II

Item 5. Market for the Registrant's Units and Related Security Holder Matters

       (a) There is no established public market for the Units and none is expected to develop.

        (b) As of December 31, 1999, there were 14,887.18 Units held by Limited Partners and 644.45 Units held by the General Partners. A total of 1,710.24 Units had been redeemed by Limited Partners during the period from January 1, 1999 to December 31, 1999 (45,205.74 Units were redeemed prior to calendar year
1999). The Partnership's Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of purchase, redemptions and distribution procedures.

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

Item 6.  Selected Financial Data

     Year ended December 31, 1998

                               1995    1996     1997    1998      1999

1. Operating Revenues (000)   $3,731  $3,870   $1,742   $2,027   $(1,216)
2. Income (Loss) From
   Continuing Operations(000)  2,690   2,566      657      961    (2,123)
3. Income (Loss) Per Unit     112.27  120.48    33.22   57.27    (129.58)
4. Total Assets (000)         11,190  13,360   12,558    12,350    9,012
5. Long Term Obligations         0       0        0         0        0
6. Cash Dividend Per Unit        0       0        0         0        0



Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have reached the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

The Partnership's Net Assets are deposited in cash with CIS and as long as CIS acts as the Partnership's clearing broker, the Partnership will earn interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1999, CIS had paid or accrued to pay interest of $389,415 to the Partnership. Similarly, for the calendar year ended December 31, 1998, CIS had paid or accrued to pay interest of $438,352 to the Partnership.

The General Partners did not contribute any money for the purchase of Units of Partnership interest. The purchase of Units was set forth in the Prospectus to meet the 1% minimum investment by the General Partners. The total amount subscribed was contributed to the capital of the Partnership.

Likewise, the Limited Partners did not contribute any money for the purchase of Units of Partnership interest.

For the year ended December 31, 1999, investors redeemed a total of 1,710.24 Units for $1,087,111. In 1998 investors redeemed a total of 1,959.02 Units for $1,232,450.

On December 31, 1999, the Partnership had unrealized profits of $446,557 and cash on deposit at CIS of $8,533,968. These positions required margin deposits at CIS of $1,039,488. The total balance of the Partnership's account was $8,980,525. On December 31, 1998, the Partnership had unrealized profits of $1,255,115 and cash on deposit at CIS of $11,060,948. These positions required margin deposits at CIS of $1,341,752. The total balance of the Partnership's account was $12,316,063. These figures compare to unrealized profits of $636,775, cash on deposit of $11,875,917, margin requirement of $1,289,365 and total balance of the Partnership's account of $12,512,692 as of December 31, 1997.

During the fiscal year ended December 31, 1999, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of the daily NAV of the Partnership. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific market risks. The Clearing Broker does not engage in proprietary trading.

Results of Operations

The Partnership posted a loss for 1999 and experienced positive returns for 1998 and 1997.

1999

The IDS Managed Futures II, L.P. experienced a disappointing year in 1999. Both John W. Henry & Company, Inc (JWH) and Welton Investment Company (Welton), the trading advisors to the Partnership, experienced the most difficult performance year in their history. A lack of sustained price movements coupled with abrupt trend reversals in many market sectors resulted in a very difficult trading environment. The forces that supported strong returns in the equity markets such as strong consumer confidence and the perception of economic equilibrium caused volatile, sideways price patterns in the futures markets. This type of price movement is extremely difficult for long-term trend followers such as JWH and Welton.

The first quarter was marked by the advent of the newly formed Euro currency. In March, the conflict in Kosovo led to the U.S. dollar gaining dramatically on the Euro and Swiss franc. As the conflict in Kosovo escalated, the crisis-related selling of these two currencies continued, resulting in profits for the Partnership. Short crude oil positions in January and February gave way to long crude oil positions that were sustained throughout the year. Crude oil began its sharp ascent from just under $12/barrel to $25.60/barrel at year-end. This sustained trend proved profitable for the Partnership. However, erratic markets in interest rates in Europe and the Far East along with agricultural markets created losses.

The second quarter was the most profitable for the Partnership. Highlights included the rising Nikkei and S&P 500 stock indices and the continued rise of the dollar relative to the Euro and Swiss franc. During May, the U.K. rendered its decision to sell over 50% of its gold reserves. This drove gold prices lower and the Fund's short positions accrued profits. Short U.S. and European interest rate positions performed well as the Federal Reserve increased the discount rate a 1/4 point in June.

The third quarter was the most difficult quarter for the Partnership. As the crisis in Kosovo began to abate, the Partnership's currency positions in the Euro and Swiss franc quickly reversed and open trade profits were reduced dramatically. Despite another 1/4 point interest rate increase in August, short positions in the U.S. interest rate sector suffered. In the final week of September, 15 European Central Banks announced that they had decided to stop selling gold for the next five years. Subsequently, gold prices rose a staggering $50/ounce and handed gold sellers such as the Partnership a significant loss.

After the final interest rate increase in October, yields on the U.S. 30 year bond moved from 6.4% to 6.1% and up to 6.5% in the fourth quarter further emphasizing the difficult trading year. Similar trading patterns occurred in offshore interest rates which in turn led to negative performance. The Japanese yen and crude oil helped offset these losses as their positive trends continued. The Partnership ended the year with a loss of $2,122,584.

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

Standard of Materiality

Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Quantifying the Partnership's Trading Value at Risk

Quantitative Forward-Looking Statements

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

The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Fund's open positions by market category for fiscal year 1999 and the actual trading Value at Risk as of December 31, 1998. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. During fiscal year 1999, the Fund's average total capitalization was approximately $10.2 million. As of December 31, 1998, the Fund's total capitalization was approximately $12.1 million.

                       Fiscal Year 1999
----------------------------------------------------------------
                 Highest    Lowest     Average        % of
    Market        Value      Value      Value       Average
    Sector       at Risk*  at Risk*   at Risk*   Capitalization**
-----------------------------------------------------------------

Interest Rates     $0.9      $0.2       $0.6          5.7%
Currencies         $0.3      $0.3       $0.3          2.9%
Stock Indices      $0.6      $0.5       $0.4          3.6%
Precious Metals    $0.4      $0.2       $0.3          3.0%
Commodities        $0.2      $.05       $0.1          1.3%
Energy             $.05      $.04       $.06          0.6%
                   ----      ----       -----        -----
Total              $2.4      $1.3       $1.7         17.0%


     * Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

     ** Average Capitalization is the average of the Fund's capitali-zation at the end of each fiscal quarter for fiscal year 1999.

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




Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at 80% of the 90-day Treasury bill rate. As of December 31, 1999, the Partnership had approximately $9.0 million in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Advisors manage the Partnership's primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short-or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.

Interest Rates. Interest rate risk is a major market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., Australia and New Zealand. The General Partners anticipate that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.

Currencies.   The   Partnership's   currency   exposure  is  to  exchange   rate
fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc and dollar/pound positions. The General Partners do not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1999, the Partnership's primary exposures were in the S&P and NASDAQ (US), Nikkei (Japan) and IBX35 (Spain) stock indices. The General Partners anticipate little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver as well as various of the industrial metals. The Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partners anticipate that trading will continue across most of the available metals contracts.

Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, wheat and hogs accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 1999. In the past, the Partnership also has had material market exposure to grains, rubber, cotton, cattle, sugar and cocoa and may do so again in the future. Welton and the Partnership will continue to trade a wide variety of commodity contracts.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil and oil products are by far the dominant energy market exposure of the Partnership. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds substantially all its assets in cash at CIS and CISFS, earning interest at 80% of the average 90-day Treasury bill rate for Treasury bills issued during each month.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  General  Partners  monitor  the  Partnership's   performance  and  the
concentration of its open positions, and consult with the Advisors concerning the Partnership's overall risk profile. If the General Partners felt it necessary to do so, the General Partners could require the Advisors to close out individual positions as well as entire programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partners primarily rely on the Advisors own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

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

The factors used to assess risk exposure and performance risks more generally include (i) initial risk per trade (by model and market); (ii) volatility (standard deviation of returns) per trade throughout the holding period; (iii) open equity risk (by market, market group and portfolio); (iv) margin to equity ratio (by market and portfolio); (v) judgment of extraordinary event or report risk; (vi) portfolio level volatility (standard deviation and negative semi-variant standard deviation); (vii) slippage (model efficiency and market liquidity) monitoring over time; and (viii) value-at-risk measures by market, sector, macro-economic views, and portfolio. Multiple other factors would need to be included for business risks, implementation quality assessments, and the like. Furthermore, Welton retains the right to exercise discretion.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto appearing in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                  Part III

Item 10. Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1999 were as follows:

IDS Futures Corporation

John C. Boeder (born December 1941) is President and a director of IDS Futures Corporation. Mr. Boeder was elected as a director and President of IDS Futures in December 1999. Mr. Boeder has been employed by American Express Financial Corporation since 1964. Since January 1999, he has held the title Vice President and General Manager of the Non-Proprietary Products Group for American Express Financial Corporation. He has overall responsibility for the non-proprietary products offered through American Express Financial Advisors' distribution channels. In addition, he oversees American Express Financial Advisors' direct investment and limited partnership business. From 1994 to 1999, he was Vice President and General Manager of Segment Marketing. From 1989 to 1994, he was President of IDS Life Insurance Company of New York. He has held numerous marketing positions in the insurance, annuity, and mutual fund departments of American Express Financial Corporation. He graduated from the University of Minnesota with a B.A. degree in business.

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

Patty L. Moren (born in June 1960) is Vice President of IDS Futures.  Since
June 1999, Ms. Moren has been Vice President Controller of Variable Assets & Services for American Express Financial Corporation. In this role, she is charged with the overall finance responsibilities for mutual funds, wealth management services, variable annuities, limited partnerships and brokered mutual funds at American Express Financial Corporation, an indirect parent company of IDS Futures. From 1995 to 1999, she was Director of Field Compensation for American Express Financial Corporation where she led the development of product compensation schedules and incentive programs for the independent contractor sales force. From 1990 to 1995, Ms. Moren was Manager of Sales Compensation for American Express Financial Corporation. Ms. Moren started at American Express Financial Corporation in 1985 as Audit Manager. Prior to joining American Express Financial Corporation, she was a senior financial auditor for Cargill, Inc. She has a B.A. in Accounting from the University of St. Thomas and a M.B.A. in Finance from Carlson School of Management.

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

Shaun   D.   O'Brien   (born   November   1964)   is   Vice   President   -
Controller/Treasurer and a director. Mr. O'Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and he received a master's degree from the University of Minnesota's Carlson School of Management in 1999. Mr. O'Brien began working for Cargill, Incorporated in 1988 and joined CIS in 1999.

Barbara A. Pfendler (born in May 1953), Vice President and Director. Ms. Pfendler was appointed Vice President of CISI in May 1990 and Director of CISI in June 1998. Ms. Pfendler graduated from the University of Colorado in 1975. She began her career with Cargill, Incorporated in 1975, holding various merchandising and management positions within Cargill Incorporated's Oilseed Processing Division before transferring to Cargill Investor Services, Inc. in 1986. She is currently the manager responsible for all activities of the Fund Services Group at Cargill Investor Services, Inc. She was appointed Vice President of Cargill Investor Services, Inc. in June 1996 and Director of Cargill Investor Services, Inc. in June 1998.

Jan R. Waye (born in June 1948),  Vice  President.  Mr. Waye was  appointed
Vice President of CISI in June 1997. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A. degree in Communications and Economics in 1970. Mr. Waye assumed the position of Senior Vice President of Cargill Investor Services, Inc. in September 1996, after returning from London where he held various management positions for Cargill Investor Services, Ltd. including most recently Managing Director for CIS Europe. Mr. Waye joined Cargill, Incorporated in 1970 and served in various commodity trading and management positions in Chesapeake, VA; Winnipeg, Manitoba; and Vancouver, BC. In 1978 he moved to New York and shortly thereafter Minneapolis as head of Foreign Exchange for Cargill's metals trading business. Mr. Waye served in various management positions in the Financial Markets Group until 1988 when he assisted in the management and sale of Cargill's life insurance business in Akron, Ohio. He moved to London in late 1988. Mr. Waye has served as a member of the Board of LIFFE, the London International Financial Futures and Options Exchange, and as Vice Chairman of its Membership and Rules Committee. He also served on the Board of the London Commodity Exchange up to its merger with LIFFE.

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

Barbara A. Walenga (born in February 1960) is an Assistant Secretary. Ms. Walenga graduated from Fayetteville Technical Institute in 1981. She began working at CIS in August 1981. She has held various compliance management positions at CIS and is currently the Legal Compliance Manager. She is currently a member of the FIA Law and Compliance Division and the SIA Compliance and Legal Division.

Additional CISI officers include James Clemens as Assistant Secretary and Lillian Lundeen as Assistant Secretary

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

CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1999, the Partnership accrued and paid $481,143 in brokerage commissions and exchange fees to CIS. For JWH, $37.25 per round-turn trade is paid to AXP Advisors as the Partnership's Introducing Broker and $21.50 is retained by CIS as Clearing Broker. For Welton, $27.15 per round-turn trade is paid to AXP Advisors and $16.60 is retained by CIS.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) As of December 31, 1999, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

     (b) As of December 31, 1999, the General Partners beneficially owned 644.45 Units or approximately 4.15% of the Units outstanding as of that date. In addition, Michael L. Weiner, Vice President, Secretary and Treasurer of IDS Futures, beneficially owned 1 of the outstanding Units.

     (c) As of December 31, 1999, no arrangements were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

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

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

   (a)   The following documents are included herein:

   (1)   Financial Statements:

         a. Report of Independent Public Accountants

         b. Statements of Financial Condition as of December 31, 1999 and 1998

         c. For the years ended December 31, 1999, 1998 and 1997: Statements of Operations, Statements of Changes in Partners' Capital, and Statements of Cash Flows

         d. Notes to Financial Statements

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

Date:  March 27, 2000                     IDS Managed Futures II, L.P.


By:     IDS Futures Corporation             By:  CIS Investments, Inc.
        (General Partner)                    (General Partner)


By: /s/ John C. Boeder                      By: /s/ Bernard W. Dan
         John C. Boeder                         Bernard W. Dan
        President                               President

By: /s/ Michael L. Weiner                   By: /s/ Shaun D. O'Brien
        Michael L. Weiner                       Shaun D. O'Brien
         Vice President, Secretary and          Vice President
                Treasurer                       and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 27, 2000

  /s/ John C. Boeder                       /s/ Bernard W. Dan
      John C. Boeder                           Bernard W. Dan
      Director and President                   Director and President


 /s/ Peter J. Anderson                     /s/ Barbara A. Pfendler
     Peter J. Anderson                         Barbara A. Pfendler
     Director                                  Director and Vice
                                               President

/s/  Michael L. Weiner                     /s/ Shaun D. O'Brien
     Michael L. Weiner                         Shaun D. O'Brien
     Vice President, Secretary and             Vice President and
     Treasurer                                 Treasurer

                               Index to Exhibits

Number           Exhibit

3.1 Limited Partnership Agreement dated July 14, 1987. (Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement No. 33-13939 declared effective on May 4, 1988).

10.1 Advisory Contract dated as of July 14, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited. (Incorporated by reference to the Post- Effective Amendment No. 2 to the Registration Statement No. 33-13939 declared effective on May 4, 1988).

10.2 Amended Advisory Contract dated December 31, 1999 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.

10.3 Guarantee dated March 21, 2000 between IDS Managed Futures II, L.P. and Cargill Incorporated.

                          Index to Financial Statements
                          IDS Managed Futures II, L.P.

Report of Independent Public Accountants

Statements of Financial Condition as of
December 31, 1999 and 1998

Statements of Operations for the years ended
December 31, 1999, 1998, and 1997

Statements of Changes in Partners' Capital for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997

Notes to Financial Statements

Acknowledgement

                          Independent Auditors' Report

     The Partners
     IDS Managed Futures II, L.P.:

     We have audited the accompanying statements of financial condition of IDS Managed Futures II, L.P. (the Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures II, L.P. as of December 31, 1999 and 1998, and the results of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                   KPMG LLP


     Chicago, IL

     January 24, 2000


                          IDS MANAGED FUTURES II, L.P.

                       Statements of Financial Condition

                           December 31, 1999 and 1998




                   Assets                                             1999        1998
                                                                  ------------- ----------

Equity in commodity futures trading accounts:
 Cash on deposit with Clearing Broker                              $8,533,968   11,060,948
 Unrealized gain on open contracts                                    446,557    1,255,115
                                                                  ------------- ----------
                                                                    8,980,525   12,316,063

Interest receivable                                                    31,072       34,361
                                                                  ------------- ----------
                                                                   $9,011,597   12,350,424
                                                                  ============= ==========
         Liabilities and Partners Capital

Liabilities:
 Accrued commissions on open contracts
  due to AXP Advisors and CIS                                      $   12,243       47,870
 Accrued exchange, clearing and NFA fees                                  381          459
 Accrued management fees                                               27,236       37,278
 Accrued operating expenses                                            32,000       53,140
 Redemptions payable                                                   81,245      143,490
                                                                  ------------- ----------
     Total liabilities                                                153,105      282,237
                                                                  ------------- ----------
Partners capital:
 Limited partners (14,887.18 and 16,597.42 units outstanding
  at December 31, 1999 and 1998, respectively)                      8,490,927   11,617,111
 General partners (644.45 units outstanding at December 31,
  1999 and 1998)                                                      367,565      451,076
                                                                   ------------ ----------
     Total partners capital                                        8,858,492   12,068,187
                                                                   ------------ ----------
                                                                   $9,011,597   12,350,424
                                                                   ============ ==========

See accompanying notes to financial statements.



                          IDS MANAGED FUTURES II, L.P.

                            Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997




                                                                                   1999              1998               1997
                                                                               -----------        -----------        -----------
Revenues (losses):
        Gain (loss) on trading of commodity contracts:
                Realized gain (loss) on closed positions                      $  (792,802)         1,015,551           1,170,528
                Increase (decrease) in unrealized gain on
                        open contracts                                           (808,558)           618,340             270,816
        Interest income                                                           389,415            438,352             505,885
        Foreign currency transaction loss                                          (3,985)           (44,816)           (205,540)
                                                                               -----------        ------------       ------------
                 Total revenues (losses)                                       (1,215,930)         2,027,427           1,741,689
                                                                               -----------        ------------       ------------
Expenses:
        Commission paid to AXP Advisors and CIS                                   481,143            487,291             496,134
        Exchange, clearing and NFA fees                                            13,077              9,945              11,108
        Management fees                                                           385,430            425,915             455,236
        Incentive fees                                                               -               102,439             101,866
        Operating expenses                                                         27,004             40,806              20,074
                                                                               -----------        -------------      -------------
                 Total expenses                                                   906,654          1,066,396           1,084,418
                                                                               -----------        -------------      -------------
                 Net profit (loss)                                           $ (2,122,584)           961,031             657,271
                                                                               ===========        =============      =============
Profit (loss) per unit of limited partnership interest                       $    (129.58)              57.27              33.22
Profit (loss) per unit of general partnership interest                            (129.58)              57.27              33.22
                                                                               ===========        =============      =============

See accompanying notes to financial statements.


                          IDS MANAGED FUTURES II, L.P.

                   Statements of Changes in Partners Capital

                  Years ended December 31, 1999, 1998 and 1997




                                                                                                                            Total
                                                                                          Limited          General         partners
                                                                         Units*           partners         partners        capital
                                                                       -----------     -------------      -----------     ----------

Balance at December 31, 1996                                            20,173.69      $ 12,294,671         392,762       12,687,433

Net profit                                                                 -                635,869          21,402          657,271
Redemptions                                                             (1,617.25)       (1,005,098)            -        (1,005,098)
                                                                       -----------     -------------      -----------    -----------
Balance at December 31, 1997                                            18,556.44        11,925,442         414,164       12,339,606

Net profit                                                                 -                924,119          36,912          961,031
Redemptions                                                             (1,959.02)       (1,232,450)            -        (1,232,450)
                                                                       -----------     -------------      -----------    -----------
Balance at December 31, 1998                                            16,597.42        11,617,111         451,076       12,068,187

Net loss                                                                   -             (2,039,073)        (83,511)     (2,122,584)
Redemptions                                                             (1,710.24)       (1,087,111)            -        (1,087,111)
                                                                        ----------     -------------      -----------    -----------
Balance at December 31, 1999                                            14,887.18      $  8,490,927          367,565       8,858,492
                                                                        ==========     =============      ===========    ===========
Net asset value per unit at December 31, 1999                                          $    570.35          570.35
                                                                                       =============      ===========
Net asset value per unit at December 31, 1998                                          $    699.93          699.93
                                                                                       =============      ===========
Net asset value per unit at December 31, 1997                                          $    642.66          642.66
                                                                                       =============      ===========
*Units of limited partners.


See accompanying notes to financial statements.


                          IDS MANAGED FUTURES II, L.P.

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997




                                                                                   1999              1998               1997
                                                                              ------------       -------------       ------------
Cash flows from operating activities:
  Net profit (loss)                                                           $ (2,122,584)         961,031           657,271
  Adjustments to reconcile net profit (loss) to net cash
    provided by (used in) operating activities
      change in assets and liabilities:
        Decrease (increase) in unrealized
          gain on open contracts                                                   808,558         (618,340)         (270,816)
        Decrease (increase) in interest receivable                                   3,289           10,998            (1,391)
        Decrease in accrued liabilities                                            (66,887)         (41,092)         (331,285)
                                                                                -----------      -----------       ------------
          Net cash  provided  by
            (used in) operating activities                                      (1,377,624)         312,597            53,779

Cash flows used in financing activities
 partner redemptions                                                            (1,149,356)      (1,127,566)       (1,128,060)
                                                                                -----------      -----------       ------------
           Net decrease in cash                                                 (2,526,980)        (814,969)       (1,074,281)

Cash at beginning of year                                                       11,060,948       11,875,917        12,950,198
                                                                                -----------      -----------       ------------
Cash at end of year                                                           $  8,533,968       11,060,948        11,875,917
                                                                                ===========      ===========       ============

See accompanying notes to financial statements.

                          IDS MANAGED FUTURES II, L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

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

  (2)   Summary of Significant Accounting Policies

        The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies that the Partnership follows in preparing its financial statements.

              Revenue Recognition

              Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

              The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 80% of the average 91-day treasury bill rate for U.S. Treasury bills issued during that month.

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

IDS MANAGED FUTURES II, L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

        Commissions

              Effective January 18, 1999, brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts, as opposed to a round-turn basis prior to this date. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract (previously $58.75 per round-turn contract). For trades executed by Welton Investment Corporation, the Partnership pays $21.875 per half-turn contract (previously $43.75 per round-turn contract). The Partnership pays these commissions directly to CIS and CIS then reallocates the appropriate portion to American Express Financial Advisors Inc. (AXP Advisors).

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

              Statements of Cash Flows

              For purposes of the statements of cash flows, cash represents cash and cash on deposit in commodity trading accounts with the Clearing Broker.

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

                          IDS MANAGED FUTURES II, L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

        Under signed agreement dated July 8, 1997, Welton will receive a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management and 18% of the Partnership's net trading profits, if any, attributable to its management.

  (4)   Income Taxes

        No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
        (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0, $15,141, and $9,828 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in operating expenses in the statements of operations.

  (5)   Financial Instruments with Off-balance Sheet Risk

        The Partnership was formed to trade commodity interests speculatively. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer-secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions that they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

        The contractual amounts of commitments to purchase and sell exchange-traded futures contracts were $17,753,470 and $30,101,172, respectively, on December 31, 1999 and $187,152,308 and $177,725,114,
        respectively, on December 31, 1998. The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

                          IDS MANAGED FUTURES II, L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

        The average fair value of commodity interests was $577,453, $917,156 and $720,402 during 1999, 1998 and 1997, respectively. Fair value as of December 31, 1999 and 1998 was $446,557 and $1,255,115, respectively.
        The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

        The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of December 31, 1998, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program that is diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group. Both traders trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

        At December 31, 1999, the cash requirement of the commodity interests of the Partnership was $1,039,488. This cash requirement is met by $8,025,083 held in segregated funds and $955,442 held in secured funds. At December 31, 1998, the cash requirement of the commodity interests of the Partnership was $1,341,752. This cash requirement was met by $10,740,220 held in segregated funds and $1,575,843 held in secured funds. At December 31, 1999 and 1998, cash was on deposit with the Clearing Broker that exceeded the cash requirement amount.

        The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 1999 and 1998:

        Commodity Group                                               1999            1998
        Agricultural                                               $  13,490          19,755
        Currency                                                      85,422          82,163
        Stock Indices                                                 195,221         116,185
        Energies                                                      3,698           25,324
        Metals                                                        29,004          (10)
        Interest                                                      119,722         1,011,698

        Total                                                      $  446,557         1,255,115
                                                                      =======         =========

        The range of expiration dates of these exchange traded open contracts is January 2000 to December 2000.

                          IDS MANAGED FUTURES II, L.P.

                                 Acknowledgement

                        December 31, 1999, 1998 and 1997

Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

/s/ Shaun O'Brien
Shaun O'Brien
Treasurer, CIS Investments, Inc.,
One of the General  Partners and Commodity Pool Operators of
IDS Managed Futures II, L.P.