Form 10-Q
period 2000-03-31
IDS MANAGED FUTURES II L P
filed 2000-05-15
CIK 813831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2000

                         Commission File Number 0-17443
                         ------------------------------

                          IDS MANAGED FUTURES II, L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 06-1207252
              ---------------------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification #)

               233 South Wacker Dr., Suite 2300, Chicago, IL    60606
               ------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (312) 460-4000
        -----------------------------------------------------------------

                                 Not Applicable
                                 --------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2000 and the additional time frames as noted:

                                 Fiscal Quarter     Year to Date      Fiscal Year     Fiscal Quarter     Year to Date
                                  Ended 3/31/00      To 3/31/00     Ended 12/31/99    Ended 3/31/00       To 3/31/00
                                  -------------      ----------     --------------    -------------       ----------
Statement of
Financial Condition                     X                                  X

Statement of
Operations                              X                 X                                 X                  X

Statement of Changes
in Partners' Capital                                      X

Statement of
Cash Flows                                                X                                                    X

Notes to Financial
Statements                              X

                          IDS MANAGED FUTURES II, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED

                                                                           Mar 31, 2000       Dec 31, 1999
                                                                           ------------       ------------
ASSETS
Equity in commodity futures trading accounts:
   Cash on deposit with clearing broker                                    $7,227,404         8,533,968
   Unrealized gain on open
     futures contracts                                                        401,030           446,557
                                                                          ------------      ------------

                                                                            7,628,434         8,980,525


Interest receivable                                                            36,133            31,072
                                                                          ------------      ------------

      TOTAL ASSETS                                                         $7,664,567        $9,011,597
                                                                          ============      ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS                            $18,388           $12,624
   Accrued management fee                                                      22,903            27,236
   Accrued incentive fee                                                            0                 0
   Accrued operating expenses                                                  19,905            32,000
   Redemptions payable                                                        203,845            81,245
                                                                          ------------      ------------

      Total liabilities                                                       265,040           153,105

Partners' Capital:
   Limited partners (13,645.96 units
     outstanding at 3/31/00, 14,887.18                                      7,065,832         8,490,927
     units outstanding at 12/31/99) (see Note 1)
   General partners (644.45 units outstanding at
      3/31/00 and 12/31/99) (see Note 1)                                      333,694           367,565
                                                                          ------------      ------------

      Total partners' capital                                               7,399,526         8,858,492
                                                                          ------------      ------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                                  $7,664,567        $9,011,597
                                                                          ============      ============


In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L.P. (See
Note 6)

                          IDS MANAGED FUTURES II, L.P.

                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 Jan 1, 2000          Jan 1, 2000       Jan 1, 1999        Jan 1, 1999
                                                   through              through           through            through
                                                Mar 31, 2000         Mar 31, 2000      Mar 31, 1999        Mar 31, 1999
                                                ------------         ------------      ------------        ------------
REVENUES

Gains on trading of commodity futures and
  forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions       ($612,068)          ($612,068)         $163,087            $163,087
   Change in unrealized gain (loss)
     on open positions                             (45,526)            (45,526)       (1,128,934)         (1,128,934)
Interest income                                     91,247              91,247           100,665             100,665
Foreign currency transaction gain (loss)           (34,524)            (34,524)          (32,048)            (32,048)
                                                 ----------          ----------       -----------        ------------

      Total revenues                             ($600,871)          ($600,871)        ($897,230)          ($897,230)



EXPENSES

   Commissions paid to AXP Advisors and CIS        115,689             115,689           115,179             115,179
   Exchange fees                                     3,960               3,960             2,760               2,760
   Management fees                                  72,113              72,113           103,160             103,160
   Incentive fees                                        0                   0                 0                   0
   Operating expenses                                8,187               8,187             9,500               9,500
                                                 ----------          ----------      ------------        ------------

      Total expenses                               199,948             199,948           230,599             230,599
                                                 ----------          ----------      ------------        ------------

      NET PROFIT (LOSS)                          ($800,820)          ($800,820)      ($1,127,829)        ($1,127,829)
                                                 ==========          ==========      ============        ============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                             ($52.55)            ($52.55)          ($65.73)            ($65.73)
                                                 ==========          ==========      ============        ============


These Statements of Operations, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

                          IDS MANAGED FUTURES II, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD JANUARY 1, 2000 THROUGH MARCH 31, 2000
                                    UNAUDITED

                                                                Limited            General
                                             Units*            Partners           Partners              Total
                                             ------            --------           --------              -----
Partners' capital at January 1, 2000       14,887.18         $8,490,927          $367,565            $8,858,492

Net profit (loss)                                              (766,949)          (33,871)             (800,820)

Redemptions (see Note 1)                   (1,241.22)          (658,146)                0              (658,146)
                                           ----------        -----------         ---------           -----------

Partners' capital at March 31, 2000        13,645.96         $7,065,832          $333,694            $7,399,526
                                           ==========        ===========         =========           ===========



Net asset value per unit
   January 1, 2000                                              $570.35           $570.35

Net profit (loss) per unit                                       (52.55)           (52.55)
                                                             -----------         ---------

Net asset value per unit
   March 31, 2000                                               $517.80           $517.80


* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

                          IDS MANAGED FUTURES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    Jan 1, 2000                  Jan 1, 1999
                                                                      through                      through
                                                                   Mar 31, 2000                 Mar 31, 1999
                                                                   ------------                 ------------
Cash flows from operating activities:
   Net profit/(loss)                                                 ($800,820)                ($1,127,829)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                                45,527                   1,060,818
     Interest receivable                                                (5,061)                     (3,150)
     Accrued liabilities                                               (10,664)                    (34,034)
     Redemptions payable                                               122,600                      17,948
                                                                    -----------                ------------

     Net cash provided by (used in)
       operating activities                                           (648,418)                    (86,247)

Cash flows from financing activities:

   Partner redemptions                                                (658,146)                   (270,805)
                                                                    -----------                ------------

   Net cash provided by (used in)
     financing activities                                             (658,146)                   (270,805)
                                                                    -----------                ------------

Net increase (decrease) in cash                                     (1,306,564)                   (357,051)

Cash at beginning of period                                          8,533,968                  11,060,948
                                                                    -----------                ------------

Cash at end of period                                               $7,227,404                 $10,703,897
                                                                    ===========                ============

These Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

                          IDS MANAGED FUTURES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

REVENUE RECOGNITION

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis and marked to market daily. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter.

The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 80 percent of the average 91-day Treasury bill rate for U.S. Treasury bills issued during that month.

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

(4)  INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for both periods ended March 31, 2000 and March 31, 1999.

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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTA's were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of March 31, 2000 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 2000:

    COMMODITY GROUP        UNREALIZED GAIN/(LOSS)
    ---------------        ----------------------
AGRICULTURAL COMMODITIES            6,346

FOREIGN CURRENCIES                 82,350

STOCK INDICES                       9,381

ENERGIES                          (26,975)

METALS                             30,091

INTEREST RATE INSTRUMENTS         299,837

                                 ---------
TOTAL                             401,030

The range of maturity dates of these exchange traded open contracts is April of 2000 to December of 2000. The average open trade equity for the period of January 1, 2000 to March 31, 2000 was $2,135,345.

The margin requirement at March 31, 2000 was $1,347,963. To meet this requirement, the Partnership had on deposit with the Clearing Broker $6,594,039 in segregated funds and $1,034,395 in secured funds.

(6)  FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 28, 2000, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND  RESULTS OF OPERATION

                       FISCAL QUARTER ENDED MARCH 31, 2000

The Partnership recorded a loss of $800,820 or $52.55 per Unit for the first quarter of 2000. This compares to a loss of $1,127,829 or $65.73 per Unit for the first quarter of 1999.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal 2000 ended negatively for the Fund accounts managed by JWH(R) and Welton. At March 31, 2000, JWH was managing 60% of the Fund's assets and Welton was managing 40% of the Fund's assets.

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the dollar. This abrupt reversal in the dollar/yen relationship resulted in a reversal of the Partnership positions from long yen to short yen within a matter of days. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. Long positions hurt the Partnership performance as did long positions in the S&P 500 and Paris CAC-40 index. Sustained long coffee positions were unprofitable as coffee prices continue to fall. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions, as well as maintaining long profitable crude oil and short aluminum positions, the Partnership posted overall losses. All in all, the Partnership posted a loss of $464,596 or $29.91 per Unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S.30-year bond. The decision by the Fed created havoc in our interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian, and European interest rates. The yield on the 10-year U.S. government bond currently exceeds that of the 30-year, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised 4th quarter GNP number, which reflected a robust economy. However, gains in the dollar were offset by losses incurred by long European/short Japanese positions. Surging energy prices supported performance in non-financial markets. Food and grain markets were once again featureless. Precious metals trading suffered as gold prices rallied and then fell sharply. Equity indices gained on some lost ground in January as U.S.
and European equity indices rose. Long positions here had a small positive impact. On March 2, the General Partners received a letter from Verne
Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program. All changes are designed to add balance to the program without giving up any upside potential. Most noteworthy are the dramatic reductions in precious metals and Far Eastern interest rate trading as well as the addition of offshore stock indices, base metals, and expansion of non-dollar currency trading. JWH remains steadfast in their commitment to research. Overall, the Fund posted a loss of $258,991 or $17.38 per Unit in February.

In March, profit taking in U.S. stocks led to massive capital shifts out of the U.S. dollar and into the Japanese yen. These events destabilized currency and stock markets worldwide and resulted in losses for the Partnership. The appreciation of the yen contributed to Partnership losses in that long positions in the dollar and euro versus the yen both suffered. Marginal gains in dollar positions against Europe and Australia's currencies proved inadequate in offsetting these losses. Non-financial markets were, for the most part, quiet in March. Profits in long crude oil, heating oil, and gasoline positions were reduced when OPEC agreed to expand oil production. Performance in precious, as well as, industrial metals was down slightly. The food and grain markets were featureless. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. treasury's continued buying of longer dated bonds led to positive performance in the Partnership's bond position. The European Central Bank's decision to raise short-term interest rates led to purchasing European bonds, which assisted the Partnership position as well. Stock indices, namely the appreciation in the S&P 500 contributed to the Partnership performance. Overall, the Partnership posted a loss of $77,233 or $5.26 per Unit in March.

During the quarter, investors redeemed a total of 1,241.22 Units. At the end of the quarter there were 14,290.41 Units outstanding (including 644.45 Units owned by the General Partners).

During the fiscal quarter ended March 31, 2000, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

The Fund currently only trades on recognized global futures exchanges. In the event the Fund begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partners review on a daily basis reports of the Fund's performance, including monitoring of the daily net asset value of the Fund. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

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

Date:   May 12, 2000                        IDS MANAGED FUTURES II, L.P.


                                            By: CIS Investments, Inc.,
                                                One of its General Partners



                                            By: /s/ Rebecca Steindel
                                                --------------------
                                                    Rebecca Steindel
                                                    Treasurer & Secretary


                                            (Duly authorized Officer of the
                                            General Partner and the Principal
                                            Financial Officer of the General
                                            Partner)