Form 10-Q
period 2000-06-30
IDS MANAGED FUTURES II L P
filed 2000-08-09
CIK 813831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2000

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

                          IDS MANAGED FUTURES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

Commissions

Brokerage commissions and National Futures Association clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per round turn contract. For trades executed by Welton Investment Corporation, the Partnership pays $21.875 per round turn contract. The Partnership pays these commissions directly to CIS and CIS then reallocates the appropriate portion to AEFA.

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

(4)      INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the periods ended June 30, 2000 and June 30, 1999.

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

The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forward Currency Broker is the counterparty for the Partnership's forward transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The Partnership holds futures positions on the various exchanges throughout the world and Forward positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forward positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures and forward positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of June 30, 2000 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

The margin requirement at June 30, 2000 was $762,135. To meet this requirement, the Partnership had on deposit with the Clearing Broker $5,474,162 in segregated funds, $872,072 in secured funds, and $73,986 in non-regulated funds. Cash was


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2000 and the additional time frames as noted:

                                                                                    Fiscal Quarter                Year to Date
                                                                                     Ended 6/30/00                Ended 6/30/00
                                                                                     -------------                -------------

Statement of
Financial Condition                                                                        X

Statement of
Operations                                                                                 X                            X

Statement of Changes
in Partners' Capital                                                                                                    X

Statement of
Cash Flows                                                                                                              X

Notes to Financial
Statements                                                                                 X




                                                                                   Fiscal Year      Fiscal Quarter    Year to Date
                                                                                  Ended 12/31/99    Ended 6/30/99     Ended 6/30/99
                                                                                  --------------    -------------     -------------

Statement of
Financial Condition                                                                        X

Statement of
Operations                                                                                                X                X

Statement of Changes
in Partners' Capital

Statement of
Cash Flows                                                                                                                 X

Notes to Financial
Statements


                          IDS MANAGED FUTURES II, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED


                                                                                     JUN 30, 2000                 DEC 31, 1999
                                                                                     ------------                 ------------


ASSETS

Equity in commodity futures trading accounts:

   Account balance                                                                            $6,502,869                   8,533,968
   Unrealized gain (loss) on open
     futures contracts                                                                           (82,649)                    446,557
                                                                               --------------------------    -----------------------

                                                                                               6,420,220                   8,980,525

Interest receivable                                                                               33,488                      31,072
                                                                               --------------------------    -----------------------

      TOTAL ASSETS                                                                            $6,453,709                  $9,011,597
                                                                               ==========================    =======================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS                                                $9,183                     $12,624
   Accrued management fee                                                                         19,356                      27,236
   Accrued incentive fee                                                                               0                           0
   Accrued operating expenses                                                                     18,829                      32,000
   Redemptions payable                                                                            69,805                      81,245
                                                                               --------------------------    -----------------------

      Total liabilities                                                                          117,173                     153,105

Partners' Capital:
   Limited partners (13,000.88 units                                                           6,037,269                   8,490,927
     outstanding at 6/30/00, 14,887.18
     units outstanding at 12/31/99) (see Note 1)
   General partners (644.45 units out-                                                           299,266                     367,565
     standing at 6/30/00 and 12/31/99) (see Note 1)
                                                                               --------------------------    -----------------------

      Total partners' capital                                                                  6,336,535                   8,858,492
                                                                               --------------------------    -----------------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                                                     $6,453,709                  $9,011,597
                                                                               ==========================    =======================


In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L.P. (See
Note 6)

See accompanying notes to financial statements.

                          IDS MANAGED FUTURES II, L.P.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                      Apr 1, 2000                  Jan 1, 2000
                                                                                        through                      through
                                                                                     Jun 30, 2000                 Jun 30, 2000
                                                                                     ------------                 ------------


REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                                               $(189,865)                   $(801,933)
   Change in unrealized gain (loss)
     on open positions                                                                    (483,679)                    (529,205)
Interest income                                                                             86,682                      177,929
Foreign currency transaction gain (loss)                                                   (12,368)                     (46,892)
                                                                               --------------------          -------------------

      Total revenues (losses)                                                            $(599,230)                 $(1,200,101)



EXPENSES

   Commissions paid to AXP Advisors and CIS                                                 72,206                      187,895
   Exchange fees                                                                             1,904                        5,864
   Management fees                                                                          62,659                      134,772
   Incentive fees                                                                                0                            0
   Operating expenses                                                                        8,105                       16,292
                                                                               --------------------          -------------------

      Total expenses                                                                       144,875                      344,823
                                                                               --------------------          -------------------

      NET PROFIT (LOSS)                                                                  $(744,105)                 $(1,544,925)
                                                                               ====================          ===================

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                                                     $(53.43)                    $(105.98)
                                                                               ====================          ===================






                                                                                     Apr 1, 1999                  Jan 1, 1999
                                                                                        through                     through
                                                                                     Jun 30, 1999                 Jun 30, 1999
                                                                                     ------------                 ------------

REVENUES

Gains on trading of commodity futures and forwards contracts, physical commodities and related options:
  Realized gain (loss) on closed positions                                                $545,563                     $640,534
   Change in unrealized gain (loss)
     on open positions                                                                     619,708                     (441,110)
Interest income                                                                             95,395                      196,060
Foreign currency transaction gain (loss)                                                    (6,424)                     (38,472)
                                                                               --------------------          -------------------

      Total revenues (losses)                                                           $1,254,242                     $357,012



EXPENSES

   Commissions paid to AXP Advisors and CIS                                                133,389                      248,568
   Exchange fees                                                                             5,142                        7,902
   Management fees                                                                         102,610                      205,770
   Incentive fees                                                                                0                            0
   Operating expenses                                                                        9,960                       19,460
                                                                               --------------------          -------------------

      Total expenses                                                                       251,101                      481,700
                                                                               --------------------          -------------------

      NET PROFIT (LOSS)                                                                 $1,003,141                    $(124,688)
                                                                               ====================          ====================

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                                                      $60.39                       $(5.34)
                                                                               ====================          ===================


These Statements of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

See accompanying notes to financial statements.

                          IDS MANAGED FUTURES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

              FOR THE PERIOD JANUARY 1, 2000 THROUGH JUNE 30, 2000

                                    UNAUDITED

                                                                                                                     Limited
                                                                                        Units*                      Partners
                                                                                        ------                      --------

Partners' capital at January 1, 2000                                                           14,887.18                 $8,490,927

Net profit (loss)                                                                                                        (1,476,626)

Redemptions (see Note 1)                                                                       (1,886.30)                  (977,032)
                                                                               --------------------------    -----------------------

Partners' capital at June 30, 2000                                                             13,000.88                 $6,037,269
                                                                               ==========================    =======================



Net asset value per unit
   January 1, 2000                                                                                                          $570.35

Net profit (loss) per unit                                                                                                  (105.98)
                                                                                                             -----------------------

Net asset value per unit
   June 30, 2000                                                                                                            $464.37


                                                                                         General
                                                                                        Partners                        Total
                                                                                        --------                        -----

Partners' capital at January 1, 2000                                                            $367,565                 $8,858,492

Net profit (loss)                                                                                (68,299)                (1,544,925)

Redemptions (see Note 1)                                                                               0                   (977,032)
                                                                               --------------------------    -----------------------

Partners' capital at June 30, 2000                                                              $299,266                 $6,336,535
                                                                               ==========================    =======================



Net asset value per unit
   January 1, 2000                                                                               $570.35

Net profit (loss) per unit                                                                       (105.98)
                                                                               --------------------------

Net asset value per unit
   June 30, 2000                                                                                 $464.37



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


                                                                                      Jan 1, 2000                  Jan 1, 1999
                                                                                        through                      through
                                                                                     June 30, 2000                June 30, 1999
                                                                                     -------------                -------------

Cash flows from operating activities:
   Net profit/(loss)                                                                    $(1,544,925)                   $(124,688)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Decrease (Increase) in unrealized gain on open
       futures and forward contracts                                                        529,206                      441,110
     (Increase) Decrease in interest receivable                                              (2,416)                         574
     Increase (Decrease) in accrued liabilities                                             (24,492)                     (35,726)
     Increase (Decrease) in redemptions payable                                             (11,440)                     (25,080)
                                                                               ---------------------      -----------------------
     Net cash provided by (used in)
       operating activities                                                              (1,054,067)                     256,189

Cash flows from financing activities:

   Partner redemptions                                                                     (977,032)                    (570,760)
                                                                               ---------------------      -----------------------

   Net cash provided by (used in)
     financing activities                                                                  (977,032)                    (570,760)
                                                                               ---------------------      -----------------------

Net increase (decrease) in cash                                                          (2,031,099)                    (314,571)


Cash at beginning of period                                                               8,533,968                   11,060,948
                                                                               ---------------------      -----------------------

Cash at end of period                                                                    $6,502,869                  $10,746,377
                                                                               =====================      =======================


These Statements of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures II, L. P. (See Note 6)

See accompanying notes to financial statements.

on deposit with the Clearing Broker in each time period of the financial statements that exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 2000:

COMMODITY GROUP                          UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES                  22,285

FOREIGN CURRENCIES                       (65,622)

STOCK INDICES                            (10,309)

ENERGIES                                  15,972

METALS                                   (54,103)

INTEREST RATE INSTRUMENTS                  9,128

                                         ----------
TOTAL                                    (82,649)

The range of maturity dates of these exchange traded open contracts is July 2000 to March 2001. The average open trade equity for the period of January 1, 2000 to June 30, 2000 was $439,856.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

                       FISCAL QUARTER ENDED JUNE 30, 2000

The Partnership recorded a loss of $744,105 or $53.43 per Unit for the second quarter of 2000. This compares to a gain of $1,003,141 or $60.39 per Unit for the second quarter of 1999.

The Partnership posted losses every month in the second quarter. The world's interest rate, currency, stock index and metals markets had been focusing on inflation indicators which had been sending mixed signals. This led to trend-less, erratic markets which are difficult for managers utilizing long-term trend following strategies such as the John W. Henry & Company, Inc. ("JWH") and Welton Investment Corporation ("Welton"). At June 30, 2000, JWH was managing 65% of the Partnership's assets and Welton was managing 35% of the Partnership's assets.

In April, volatility in stocks led to a stronger U.S. dollar versus Euro and profits for the Partnership. Despite an interest rate increase by European central banks, the dollar reached an all time high versus the Euro. Additional profits were accrued in long dollar positions against the British, Swiss, and Australian currencies. Stock index trading suffered, especially in Japan. Although the Partnership's metals positions were up slightly, overall trading in non-financial markets was down slightly with the energy and food markets showing losses. This was an especially difficult area for Welton, who was down over 7%. The Partnership recorded a loss of $101,514 or $7.11 per unit in April.

In May, mixed inflationary signals set the scene for two major trend reversals. The U.S. interest rate market had a volatile change of direction as rates headed lower and the Euro abruptly reversed its long term down trend versus the U.S. dollar. After having been profitable for the majority of May, the Partnership closed lower when both trends reversed. Trading in U.S. bonds was down sharply, as was Euro denominated interest rate trading. After hitting all-time lows against the dollar in April, the Euro appreciated and profits accumulated by the Partnership in April were given back. Short positions in the Nikkei made the stock index sector the only positive performing financial area. Long positions in the energy sector produced positive results as petroleum prices continued to surge. Trading in metals, foods and fibers was flat. The Partnership recorded a loss of $200,536 or $14.27 per unit in May.

In June, uncertainty regarding an economic slowdown in the U.S. and an interest rate rise in Europe provided a conflicting climate for trading. These events created problems in the currency sector, which was the worst performing area in June. JWH found this area especially difficult. The Partnershi's positions in interest rates, metals and stock indices were unprofitable as well. On the positive side, surging petroleum prices allowed long positions in the energy sector to continue to accrue profits. Profitable positions in sugar and soybean oil allowed the agricultural sector to show a small positive return for the month. However, the Partnership recorded a loss of $442,055 or $32.05 per unit in June.

Investors redeemed a total of 645.08 Units during the quarter. At the end of the quarter there were 13,645.33 Units outstanding (including 644.45 Units owned by the General Partners).

During the fiscal quarter ended June 30, 2000, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

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

During April, the unprofitable trading sectors were mainly interest rates and precious metals. As Europe cut interest rates mid-month, the Partnership's position went from short to long. Short U.S. bond positions generated a small profit by month end. Short gold positions were also unprofitable. In the interim, this position turned profitable as the United Kingdom decided to sell off over 50% of its gold reserves putting severe pressure on the price of gold. All in all, the partnership posted a gain of $173,580 or $10.32 per Unit in April.

In May, gold fell below $270 per ounce, a 20 year low. The Partnership benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the U.S., coupled with the inflation fears caused the continuation of the decline in the US 10 year and 30 year bonds. The Partnership held short positions in this sector during May, resulting in profits for the period. In addition, the Partnership held long positions in the Japanese government bond which were profitable.

For the third consecutive month, currencies continued to provide gains for the Partnership. Profit opportunities came from long U.S. dollar positions versus the Euro and Swiss franc. During May, the Euro fell to its lowest level versus the U.S. dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Small gains also came from the Japanese yen. Overall, the Partnership posted a gain of $263,823 or $15.87 per Unit in May.

In June, the rumor of the Fed raising interest rates in the U.S. became a reality. The Partnership's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception January 1, 1999. Short positions in the German Bund, the German Bobl and U.K. Gilt provided the lion's share of performance. Currencies also provided gains for the Partnership for the fourth consecutive month. Once again, the profit opportunities came from long U.S. dollar positions versus the Euro and Swiss franc. Pressure on the Euro which initially resulted from the conflict in Kosovo, also seemed to be attributable to investors losing confidence in the Euro.

During June, the Partnership continued to profit from its short positions in the gold market. Long positions in the Nikkei stock index had been profitable for the Partnership for the entire year, as the percentage gain in this index for 1999 was 26.64%. Short positions in the agricultural complex, especially in coffee, caused losses as the prices of these commodities rebounded. Additionally, continued long positions in crude oil were favorable as oil prices gained nearly 80% in 1999. Overall, the Partnership posted a gain of $565,738 or $34.20 per Unit in June.

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

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the dollar. This abrupt reversal in the dollar/yen relationship resulted in a reversal of the Partnership positions from long yen to short yen within a matter of days. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. . Long positions hurt the Partnership performance as did long positions in the S&P 500 and Paris CAC-40 index. Sustained long coffee positions were unprofitable as coffee prices continue to fall. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions, as well as maintaining long profitable crude oil and short aluminum positions, the Partnership posted overall losses. All in all, the Partnership posted a loss of $464,596 or $29.91 per Unit in January.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 1999.

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

                  Exhibit 27    Financial Data Schedule

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

Date:   August 14, 2000                     IDS MANAGED FUTURES II, L.P.


                                    By:     CIS Investments, Inc.,
                                            One of its General Partners

                                    By:     /s/ Rebecca Steindel
                                            -----------------------------
                                            Rebecca Steindel
                                            Treasurer and Secretary

                                            (Duly authorized Officer of the
                                            General Partner and the Principal
                                            Financial Officer of the General
                                            Partner)