Form 10-Q
period 2000-09-30
IDS MANAGED FUTURES II L P
filed 2000-11-09
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 for the quarterly period ended September 30, 2000

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

                               Yes   X    No __

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2000 and the additional time frames as noted:

                            Fiscal Quarter       Year to Date        Fiscal Year     Fiscal Quarter    Year to Date
                            Ended 9/30/00       Ended 9/30/00      Ended 12/31/99    Ended 9/30/99     Ended 9/30/99
                            -------------       -------------      --------------    -------------     -------------

Statement of
Financial Condition               X                                      X

Statement of
Operations                        X                   X                                    X                 X

Statement of Changes
in Partners' Capital                                  X

Statement of
Cash Flows                                            X                                                      X

Notes to Financial
Statements                        X

                          IDS MANAGED FUTURES II, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED

                                                         Sep 30, 2000        Dec 31, 1999
                                                         ------------        ------------
ASSETS

Equity in commodity futures trading accounts:
   Account balance                                           $5,818,905           8,533,968
   Unrealized gain (loss) on open
     futures contracts                                         (360,329)            446,557
                                                       -----------------   -----------------

                                                              5,458,576           8,980,525

Interest receivable                                              24,337              31,072
                                                       -----------------   -----------------

      TOTAL ASSETS                                           $5,482,913          $9,011,597
                                                       =================   =================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS              $12,101             $12,624
   Accrued management fee                                        16,403              27,236
   Accrued incentive fee                                              0                   0
   Accrued operating expenses                                    24,350              32,000
   Redemptions payable                                           57,339              81,245
                                                       -----------------   -----------------

      Total liabilities                                         110,193             153,105

Partners' Capital:
   Limited partners (12,123.20 units                          5,101,531           8,490,927
     outstanding at 9/30/00, 14,887.18
     units outstanding at 12/31/99) (see Note 1)
   General partners (644.45 units out-                          271,189             367,565
     standing at 9/30/00 and 12/31/99) (see Note 1)
                                                       -----------------   -----------------

      Total partners' capital                                 5,372,720           8,858,492
                                                       -----------------   -----------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                    $5,482,913          $9,011,597
                                                       =================   =================

Net asset per outstanding unit of partnership interest          $420.81             $570.35


See accompanying notes to financial statements.

                          IDS MANAGED FUTURES II, L.P.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                         Jul 1, 2000         Jan 1, 2000        Jul 1, 1999       Jan 1, 1999
                                                           through             through            through           through
                                                         Sep 30, 2000        Sep 30, 2000       Sep 30, 1999      Sep 30, 1999
                                                         ------------        ------------       ------------      ------------

REVENUES

Gains on trading of commodity futures
and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                    ($198,543)        ($1,000,475)        ($132,058)         $508,476
   Change in unrealized gain (loss)
     on open positions                                         (277,680)           (806,886)       (1,048,468)       (1,489,578)
Interest income                                                  66,316             244,245           102,111           298,171
Foreign currency transaction gain (loss)                        (13,713)            (60,605)           16,541           (21,931)
                                                       -----------------   -----------------   ---------------   ---------------

      Total revenues (losses)                                 ($423,620)        ($1,623,721)      ($1,061,874)        ($704,862)


EXPENSES

   Commissions paid to AXP Advisors and CIS                      86,150             274,046           113,048           361,616
   Exchange fees                                                  1,800               7,663             3,996            11,898
   Management fees                                               53,119             187,891            97,154           302,924
   Incentive fees                                                     0                   0                 0                 0
   Operating expenses                                             7,894              24,187             9,500            28,960
                                                       -----------------   -----------------   ---------------   ---------------

      Total expenses                                            148,963             493,787           223,698           705,398
                                                       -----------------   -----------------   ---------------   ---------------

      NET PROFIT (LOSS)                                       ($572,583)        ($2,117,508)      ($1,285,572)      ($1,410,260)
                                                       =================   =================   ===============   ===============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                          ($43.56)           ($149.54)          ($79.49)          ($84.83)
                                                       =================   =================   ===============   ===============

See accompanying notes to financial statements.

                          IDS MANAGED FUTURES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

            FOR THE PERIOD JANUARY 1, 2000 THROUGH SEPTEMBER 30, 2000

                                    UNAUDITED

                                                                               Limited            General
                                                            Units*             Partners           Partners           Total
                                                            ------             --------           --------           -------
Partners' capital at January 1, 2000                          14,887.18          $8,490,927          $367,565        $8,858,492

Net profit (loss)                                                                (2,021,132)          (96,376)       (2,117,508)

Redemptions (see Note 1)                                      (2,763.98)         (1,368,264)                0        (1,368,264)
                                                       -----------------   -----------------   ---------------   ---------------

Partners' capital at September 30, 2000                       12,123.20          $5,101,531          $271,189        $5,372,720
                                                       =================   =================   ===============   ===============



Net asset value per unit
   January 1, 2000                                                                  $570.35           $570.35

Net profit (loss) per unit                                                          (149.54)          (149.54)
                                                                           -----------------   ---------------

Net asset value per unit
   September 30, 2000                                                               $420.81           $420.81

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

                          IDS MANAGED FUTURES II, L.P.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         Jan 1, 2000         Jan 1, 1999
                                                           through             through
                                                         Sep 30, 2000        Sep 30, 1999
                                                         ------------        ------------

Cash flows from operating activities:
   Net profit/(loss)                                        ($2,117,507)        ($1,410,261)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Decrease (Increase) in unrealized gain on open
       futures and forward contracts                            806,886           1,488,196
     (Increase) Decrease in interest receivable                   6,735               1,820
     Increase (Decrease) in accrued liabilities                 (19,007)            (41,314)
                                                       -----------------   -----------------

     Net cash provided by (used in)
       operating activities                                  (1,322,893)             38,440

Cash flows from financing activities:

   Partner redemptions                                       (1,392,170)           (930,806)
                                                       -----------------   -----------------

   Net cash provided by (used in)
     financing activities                                    (1,392,170)           (930,806)
                                                       -----------------   -----------------

Net increase (decrease) in cash                              (2,715,063)           (892,366)


Cash at beginning of period                                   8,533,968          11,060,948
                                                       -----------------   -----------------

Cash at end of period                                        $5,818,905         $10,168,582
                                                       =================   =================

See accompanying notes to financial statements.

                             IDS MANAGED FUTURES II, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 2000

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

Effective October 1, 2000, the management and incentive fees earned by JWH and Welton will change to a monthly management fee of 1/6 of 1% of the month-end Net Asset Value of the Partnership assets under its management and 20% of the Partnership's net trading profits, if any, attributable to its management.

(4)      INCOME TAXES
         ------------

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership.

(5)     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
        -------------------------------------------------

The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at the Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions that they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forward Currency Broker is the counterparty for the Partnership's forward transactions. CISFS policies require that it executes transactions only with top rated financial institutions with assets in excess of $100,000,000.

The Partnership holds futures positions on the various exchanges throughout the world and forward positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forward positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures and forward positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of September 30, 2000 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

The margin requirement at September 30, 2000 was $776,225. To meet this requirement, the Partnership had on deposit with the Clearing Broker $4,670,149 in segregated funds, $660,941 in secured funds, and $127,486 in non-regulated funds. Cash was on deposit with the Clearing Broker in each time period of the financial statements that exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 2000:

COMMODITY GROUP                  UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES             (6,270)

FOREIGN CURRENCIES                 (240,274)

STOCK INDICES                        (4,677)

ENERGIES                            (68,724)

METALS                              (25,880)

INTEREST RATE INSTRUMENTS           (14,504)
                                    --------
TOTAL                              (360,329)


The range of maturity dates of these exchange traded open contracts is October 2000 to September 2001. The average open trade equity for the period of January 1, 2000 to September 30, 2000 was $282,420.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

                     FISCAL QUARTER ENDED SEPTEMBER 30, 2000

The Partnership recorded a loss of $572,583 or $43.56 per unit for the third quarter of 2000. This compares to a loss of $1,285,572 or $79.49 per Unit for the third quarter of 1999.

The Partnership posted losses in July and September. Performance in August was up slightly. Markets continued the erratic, trend-less patterns that occurred in the second quarter. Both the John W. Henry & Company, Inc. (JWH) and the Welton Investment Corporation (Welton) experienced losses this quarter. As of September 30, 2000 JWH was managing 61% of the Partnership's assets while Welton was managing the remaining 39%.

In July, an apparent economic slowdown in the U.S., uncertainty over the ending of zero interest rates in Japan and one-half of one percent rise in European interest rates provided a difficult trading environment for the Partnership.

Currency trading provided the lion's share of the losses in the portfolio. Profits in long U.S. dollar positions waned as signs of a slowdown in the U.S. economy weakened the dollar versus major currencies. Most damaging was the aforementioned rise in the European interest rate, which served to bolster an increasingly positive Euro sentiment. The rally in the Euro resulted in the majority of currency losses in June. Many global interest rate positions proved to be unprofitable as short-term volatility over the likely direction of interest rates denied the Partnership of profitable trends. The index sector was down in sympathy with interest rates.

On the positive side, surging petroleum prices allowed long positions in the energy sector to continue to accrue profits. Profitable positions in sugar, soybeans and coffee supported performance in the non-financial markets. Metals' trading was slightly negative. In summation, the Partnership recorded a loss of $214,361or $15.71 per unit in July.

The Partnership benefited from a strong U.S. dollar and a resurgence in energy prices to record a gain in August. Energies contributed the majority of the profits for the month with Brent crude oil prices hitting 10-year highs and U.S. crude coming within $1 of a new post Gulf War record. Long U.S. dollar positions posted gains for the portfolio when the beleaguered Euro sank to a three-month low against the U.S. dollar and dragged the Swiss franc along with it. The British pound also set six-year lows against the U.S. dollar amid the perception that interest rates will hold for some time in Britain. These gains were somewhat offset by losses which occurred when the Japanese economy strengthened, causing a rally against our short Yen position.

Short Nikkei positions proved unprofitable when the Index rose for the month in response to the Bank of Japan's decision to hike interest rates thus ending their 18-month zero interest rate policy. Interest rates, metals and agricultural commodities were unchanged for the month. Profits made by Welton overcame a small loss for JWH which made August a profitable month. The Partnership recorded a gain of $39,361 or $2.95 per Unit in August.

Currency markets were caught off guard September 22 when massive central bank intervention supported the Euro and temporarily halted its decline. After having been up almost 6% earlier in the month, performance suffered when the central banks from Canada, Japan, the United Kingdom and the U.S. agreed to purchase over 6 billion Euros. The Central Bankers intervened because the Euro had declined to a level that could create inflation in its member countries. Their action led to reverberations throughout the currency and interest rate markets. Despite the gains seen early in the month, this intervention caused positions in European and Asian currencies and foreign and U.S. debt markets to be mostly unprofitable. In the energy sector, crude oil prices, after rising to over $39 a barrel, fell sharply on news that OPEC increased production and the Clinton administration released 30 million barrels from the U.S. strategic supply. Despite this increase in supply, crude oil inventory is at a 20 year low and remains susceptible to additional price dislocations. With consumption expected to increase in winter, we feel optimistic about the Partnership's long positions.

Metals were profitable across the board in September with short gold positions tracking the Euro to end the month lower. In addition, long copper positions supported by falling inventories and robust demand were profitable. Agricultural commodities were off slightly due to losses in sugar as world sugar supplies remain burdensome and potential sales from India continue to weigh on the market. The Partnership suffered a loss of $397,583 or $30.80 per unit in September.

Effective October 1, fees paid to the Partnership's Trading Advisors, the Welton Investment Company and the John W. Henry Company were changed. The annual

Management fee will now be 2% (down from 4%) while the incentive fee will be 20% (up from 15%) of new net high profits. These changes will reduce the "breakeven" for the Partnership by 2% and put a greater emphasis on profitability.

Investors redeemed a total of 877.69 Units during the quarter. At the end of the quarter there were 12,767.65 Units outstanding (including 644.45 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2000, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

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

During the quarter investors redeemed a total of 471.02 Units. At the end of the quarter there were 15,257.90 Units outstanding (including 644.45 Units owned by the General Partners).

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

In May, gold fell below $270 per ounce, a 20 year low. The Partnership benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the U.S., coupled with the inflation fears caused the continuation of the decline in the U.S. 10 year and 30 year bonds. The Partnership held short positions in this sector during May, resulting in profits for the period. In addition, the Partnership held long positions in the Japanese government bond which were profitable.

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

                  Exhibit-27

         b)       Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                        IDS MANAGED FUTURES II, L.P.
                                        ----------------------------

Date:   November 9, 2000                By:   CIS Investments, Inc.,
                                        One of its General Partners

                                        By: /s/ Rebecca Steindel
                                        ------------------------
                                        Rebecca Steindel
                                        Treasurer and Secretary

                                        (Duly authorized officer of the General
                                        Partner and the Principal Financial
                                        Officer of the General Partner)