Form 10-K
period 2000-12-31
IDS MANAGED FUTURES II L P
filed 2001-03-26
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended Commission File No. 0-17443
                            December 31, 2000

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 29, 2001: $6,624,549.29.





                       Documents Incorporated by Reference

Incorporated by reference in Part IV, Item 14 is Post Effective Amendment No.2 to the Registration Statement declared effective on May 4, 1988.






Part I

Item 1.  Business

IDS Managed Futures II, L.P. (the "Partnership") is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act"), and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS" or the "Clearing Broker"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 2000 were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Welton Investment Corporation.

CIS is a "Futures Commission Merchant," the General Partners are "Commodity Pool Operators," AEFA is an "Introducing Broker" and the trading advisors to the Partnership are "Commodity Trading Advisors" as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). AEFA and CIS are also registered as broker-dealers with the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission ("SEC").

CIS Financial Services, Inc ("CISFS"), an affiliate of CIS and CISI, acts as the Partnership's forward contract broker and in that capacity arranges for the Partnership to contract directly for forward transactions in foreign currencies. CISFS is a direct participant in the interbank market for foreign currencies. The Partnership acts as a principal in each transaction entered into with a bank, and CISFS acts only as a Partnership's agent I brokering these transactions.

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

The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts. The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Partnership. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into the brokerage clearing agreement and related customer agreements with their affiliates, CIS and AEFA, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (the Partnership pays commissions on trades executed on its behalf by John W. Henry & Company, Inc. at a rate of $58.75 per round turn contract to CIS which in turn reallocates $37.25 per round turn contract to AEFA, an affiliate of IDS Futures; the Partnership pays commissions on trades executed on its behalf by Welton Investment Corporation at a rate of $43.75 per round turn contract to CIS which in turn reallocates $27.15 per round turn contract to AEFA) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges incidental to the Partnership's trading. The Partnership shall not pay brokerage commissions to CIS and AEFA at rates higher than those established in the Prospectus for a period of 60 months from the date the Partnership commences trading except for trades placed at certain foreign exchanges for which the Partnership is charged a surcharge equal to the increased incremental cost to CIS; thereafter, such brokerage commissions may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

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

Prior to October 1, 2000, the Partnership paid JWH a monthly management fee of 1/3 of 1% of the Partnership's Net Asset Value ("NAV") under management as of the end of the month. Pursuant to an agreement between the Partnership and Welton, the Partnership paid Welton a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management. After October 1, 2000, the rate was changed to 1/6 of 1% for both Advisors. Prior to October 1, 2000, the Partnership paid JWH a quarterly incentive fee of 15% and paid Welton a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management. After October 1, 2000, that rate was changed to 20% for both Advisors. The calculation and payment of such incentive fees shall not be affected by the performance of any other Advisor.

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

The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business as of December 31, 2000 is set forth under Items 6 and 7 herein. For a description of commodity trading and its regulation, see the Registration Statement on Form S-1 included in the exhibits hereto.


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

Item 2.  Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partners use the offices of CIS and AEFA, at no additional charge to the Partnership, to perform their administration functions and the Partnership uses the offices of CIS, at no additional charge to the Partnership, as its principal administrative offices.

Item 3.  Legal Proceedings

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.



Part II



Item 5.  Market for the  Registrant's  Units and Related  Security  Holder
Matters

(a) There is no established public market for the Units and none is expected to develop.

(b) As of December 31, 2000, there were 11,515.47 Units held by Limited Partners and 515.03 Units held by the General Partners. A total of 3,371.71 Units had been redeemed by Limited Partners and 129.42 Units by the General Partners during the period from January 1, 2000 to December 31, 2000 (46,915.98 Units were redeemed prior to calendar year 2000). The Partnership's Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of purchase, redemptions and distribution procedures.

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


Item 6.  Selected Financial Data


                                           1996    1997      1998     1999      2000
---------------------------------------- -------  -------  -------  --------  --------
Operating Revenues (000)                 $ 3,870  $ 1,742  $ 2,027  $(1,216)    $ 462
Net (Loss) From Continuing Operations
(000)                                      2,566      657      961   (2,123)     (169)
Profit (Loss) Per Unit                    120.48    33.22    57.52  (129.58)     6.21
Total Assets (000)                        13,360   12,558   12,350    9,012     7,186
Long Term Obligations                          0        0        0        0         0
Cash Dividend Per Unit                         0        0        0        0         0



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

The Partnership's net assets are deposited in cash with CIS and CISFS. As long as CIS and CISFS act as the Partnership's clearing brokers, the Partnership will earn interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 2000, CIS and CISFS had paid or accrued to pay interest of $317,693 to the Partnership. Similarly, for the calendar year ended December 31, 1999, CIS and CISFS had paid or accrued to pay interest of $389,415 to the Partnership.

During the entire offering period of the Partnership, the General Partners each contributed a total of $77,035 for which they each received 322.2251 Units of Partnership interest. The purchase of Units was set forth in the Prospectus to meet the 1% minimum investment by the General Partners. The total amount subscribed was contributed to the capital of the Partnership.

During the entire offering period of the Partnership, the Limited Partners contributed a total of $15,406,999 for which they received 61,791.42 Units of Partnership interest.

For the year ended December 31, 2000, investors redeemed a total of 3,501.13 Units for $1,752,704. In 1999 investors redeemed a total of 1,710.24 Units for $1,087,111.

On December 31, 2000, the Partnership had unrealized profits of $1,230,116 and cash on deposit at CIS of $5,929,614. These positions required margin deposits at CIS of $1,066,265. On December 31, 1999, the Partnership had unrealized profits of $446,557 and cash on deposit at CIS of $8,533,968. These positions required margin deposits at CIS of $1,039,488. The total balance of the Partnership's account was $8,980,525. On December 31, 1998, the Partnership had unrealized profits of $1,255,115 and cash on deposit at CIS of $11,060,948. These positions required margin deposits at CIS of $1,341,752. The total balance of the Partnership's account was $12,316,063.

During the fiscal year ended December 31, 2000, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Partnership currently trades on recognized global futures exchanges and on the over-the-counter Markets. Should any credit exposure to a counterparty exceed 10% of the Partnership's total assets, such exposure will be disclosed.

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

Results of Operations

2000

During 2000, investors redeemed Units in the amount of $1,683,826 and the General Partners redeemed Units in the amount of $68,878. The Partnership achieved realized and unrealized gains of $143,914 and interest income of $317,693. Total expenses of the Partnership were $631,076, resulting in a loss of $169,469 and an increase in the Net Asset Value per Unit of $6.21.

The year 2000 could be broken up into two parts. The first nine months were a continuation of 1999's erratic, direction-less futures markets with very few price trends developing which resulted in negative performance. However, the last three months brought strong, broad-based trends in the world's financial markets which allowed for both the JWH(R) and Welton, the trading advisors to the Partnership, to experience an exceedingly positive 4th quarter.

In the first quarter of 2000, strategic events reversed trends, which led to unprofitable trading. In February, the U.S. Federal Reserve announced that they were buying back part of the debt. This led to a powerful rally in the world's interest rate markets and the Partnership's short positions were closed out at a loss. In March, the decline of Nasdaq commenced and with it came a dramatic shift of capital from U.S. dollar into yen. This movement of capital hurt our long dollar and Euro positions. Prices of agriculture, energy and metals markets were flat during the first quarter.

The second quarter was marked by conflicting economic signals, which often reversed long term price trends. The dollar, after having lost value in March, was strong in April and then declined in value in May and June. Interest rates, followed a similar direction-less path with the "hard landing or soft landing" question being the primary driver. Through the end of June, the only market sector with defined direction was the energy sector, which has been the Partnership's most consistent source of profits over the past few years.

As the third quarter began, the futures markets continued seeking direction. Metal and agricultural prices were listless. Stock index trading was volatile in the short term and sideways over a longer period. Up trends emerged in the world's bond markets where open trade profits were accrued. In the currency sector, the dollar gained very steadily versus Euro during July and August. By September, the dollar was gaining value on all major currencies. However, on September 22, the European Central Bank intervened to support the Euro. Consequently, price trends reversed dramatically and our accrued profits in the currency and interest rate sectors turned into open trade losses.

Despite the intervention, the Partnership remained long dollar and interest rates and reaped the benefits of those positions as the fourth quarter began. In October, the dollar hit it's all-time high versus the Euro and gained substantially versus the Swiss, British and Japanese currencies. By November, interest rate trading became the Partnerhship's strongest sector as long positions in global bond markets amassed large open trade gains. Strong performance in interest rate markets continued in December. A revival of European currencies provided the bulk of the month's gain in the currency sector. These trends remained in place through year.

Effective January 1, 2001, 50% of the Partnership's assets will be managed by JWH's Financial and Metals Program and 50% by Welton's Diversified Program. This change represents a reduction in JWH's allocation and an increase in Welton's. As you are aware, these Programs rely on the existence of trends in order to be profitable. In an effort to further diversify the Partnership, the General Partners added Welton's Alpha Program as an "overlay" to the existing Programs. This is a program that performs best in trend-less markets. The new allocation is being made in an attempt to lessen the volatility of the Partnership without reducing upside potential.


1999

The Partnership experienced a disappointing year in 1999. JWH and Welton experienced the most difficult performance years in their history. A lack of sustained price movements coupled with abrupt trend reversals in many market sectors resulted in a very difficult trading environment. The forces that supported strong returns in the equity markets such as strong consumer confidence and the perception of economic equilibrium caused volatile, sideways price patterns in the futures markets. This type of price movement is extremely difficult for long-term trend followers such as JWH and Welton.

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

The second quarter was the most profitable for the Partnership. Highlights included the rising Nikkei and S&P 500 stock indices and the continued rise of the dollar relative to the Euro and Swiss franc. During May, the U.K. rendered its decision to sell over 50% of its gold reserves. This drove gold prices lower and the Partnership's short positions accrued profits. Short U.S. and European interest rate positions performed well as the Federal Reserve increased the discount rate a one-quarter point in June.

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

The third quarter was highlighted by a devaluation of the Russian ruble which sent shock waves through the world equity markets as traders liquidated equities in favor of sovereign debt. Even prior to the Russian crisis, the Partnership was well positioned to take advantage of rising bonds. The Partnership was long the U.S., German and Japan bond markets. Interest rates on the U.S. 30-year long bond fell below 5%, the lowest level in over 30 years. In addition, the Partnership was short the Nikkei and FTSE equity indices. Gold and silver prices fell to 1998 lows, as short positions in these precious metals were profitable.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

In the case of market sensitive instruments which are not exchange traded (i.e. forward currencies), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

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

[Explanatory note: We are not required to provide quarterly information for fiscal year 1999. However, since this information already existed and it is not incorrect to provide it, I thought it would be more efficient to use what we had rather than going back to determine year-end information for 1999.]

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for fiscal year 2000 and 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. During fiscal year 2000, the Partnership's average total capitalization was approximately $6.8 million, and during fiscal year 1999, the Partnership's average total capitalization was approximately $6.4 million.

                       Fiscal Year 2000
----------------------------------------------------------------
---------------- --------- ---------- ---------- ---------------

                 Highest    Lowest     Average        % of
    Market        Value      Value      Value       Average
    Sector       at Risk*  at Risk*   at Risk*   Capitalization**
    ------       -------   --------   --------   ----------------
Interest Rates     $0.7      $0.1       $0.4          6.0%
Currencies         $0.3      $0.0       $0.2         .3.1%
Stock Indices      $0.3      $0.0       $0.2          2.3%
Precious Metals    $0.1      $0.0       $0.1          1.2%
Commodities        $0.0      $0.0       $0.0          0.5%
Energy             $0.1      $0.0       $0.0          0.5%
                   ----      ----       ----          ----
Total              $1.5      $0.1       $0.9         13.6%
                   ====      ====       ====         =====


                       Fiscal Year 1999
----------------------------------------------------------------
---------------- --------- ---------- ---------- ---------------

                 Highest    Lowest     Average        % of
    Market        Value      Value      Value       Average
    Sector       at Risk*  at Risk*   at Risk*   Capitalization**
    ------       -------   --------   --------   ----------------
Interest Rates     $0.9      $0.2       $0.6          5.7%
Currencies         $0.3      $0.3       $0.3          2.9%
Stock Indices      $0.6      $0.1       $0.4          3.6%
Precious Metals    $0.4      $0.2       $0.3          3.0%
Commodities        $0.3      $0.0       $0.1          1.3%
Energy             $0.1      $0.0       $0.1          0.6%
                   ----      ----       ----          ----
Total              $2.6      $0.8       $1.8         17.1%
                   ====      ====       ====         =====

* Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

** Average Capitalization is the average of the Partnership's capitalization at the end of each fiscal quarter during the relevant fiscal year.


                       December 31, 1998
----------------------------------------------------------------
                                              % of Total
Market Sector          Value at Risk          Capitalization
-------------          -------------          --------------
Interest Rates         $ 0.9 million                7.1%
Currencies             $ 0.2 million                1.3%
Stock Indices          $ 0.1 million                1.0%
Precious Metals        $ 0.1 million                0.8%
Commodities            $ 0.0 million                0.2%
Energy                 $  0.0million                0.2%
                       -------------                ----
Total                  $ 1.3 million                10.6%
                       =============                =====

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership give no indication of this "risk of ruin."


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90% of 90-day Treasury bill rate. As of December 31, 2000, the Partnership had approximately $7.2 million in cash on deposit with CIS and CISFS.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2000, the Partnership's primary exposures were in the Nikkei (Japan), DAX (Germany) and FTSE (Britain) stock indices. The General Partners anticipate little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver as well as various of the industrial metals. The Trading Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partners anticipate that trading will continue across most of the available metals contracts.

Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Sugar, soybean meal and cotton accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2000. In the past, the Partnership also has had material market exposure to grains, rubber, coffee, cattle, hogs, sugar and cocoa and may do so again in the future. Welton and the Partnership will continue to trade a wide variety of commodity contracts.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.

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

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto appearing later in this document.

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2000 and 1999. This information has not been audited.


                          First Quarter       Second Quarter      Third Quarter        Fourth Quarter
                          2000                2000                2000                 2000
------------------------- --- --------------- --- --------------- ----- -------------- ---- --------------
Total Revenues            $        (600,871)  $        (599,230)  $         (423,620)  $        2,085,328
Total Expenses            $          199,948  $          144,875  $           148,963  $          137,290
Gross Profit (Loss)       $        (800,820)  $        (744,105)  $         (572,583)  $        1,948,039
Net Profit (Loss)         $        (800,820)  $        (744,105)  $         (572,583)  $        1,948,039
Net Profit per Unit       $          (52.55)  $          (53.43)  $           (43.56)  $           155.75



                          First Quarter       Second Quarter      Third Quarter        Fourth Quarter
                          1999                1999                1999                 1999
------------------------- --- --------------- --- --------------- ----- -------------- ---- --------------
Total Revenues            $        (897,230)  $        1,254,242  $       (1,061,874)  $        (511,068)
Total Expenses            $          230,599  $          251,101  $           223,698  $          201,256
Gross Profit (Loss)       $      (1,127,829)  $        1,003,141  $       (1,285,572)  $        (712,324)
Net Profit (Loss)         $      (1,127,829)  $        1,003,141  $       (1,285,572)  $        (712,324)
Net Profit per Unit       $          (65.73)  $            60.39  $           (79.49)  $          (44.75)


There were no extraordinary, unusual or infrequently occurring items recognized in each full calendar quarter within the two most recent fiscal years, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reporter above.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.




                                                                        Part III

Item 10. Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 2000 were as follows:

IDS Futures Corporation

Kristi L. Petersen (born March 1965) is President of IDS Futures Corporation. Ms. Petersen was elected President of IDS Futures in October 2000. Ms. Petersen has been employed by American Express Financial Corporation since August 1997. Since July 2000, she has held the title Vice President of the Non-Proprietary Products Group of American Express Financial Corporation. She has overall responsibility for the non-proprietary products offered thru American Express Financial Advisors' direct investment and limited partnership business. From 1997 to 2000, Ms. Petersen was director of Product Strategy and Development for retirement and wrap products. From 1987 to 1997, she has held numerous product management, strategic planning and financial audit positions within the financial services industry. From June 1995 to July 1997, she was Senior Product Manager of the Investment Products and Business Retirement Plans for U.S. Bank responsible for the overall management and profitability of investment products and business retirement plans distributed through U.S. Bancorp Investments. From August 1994 to September 1995, Ms. Petersen was a Strategic Planning Analyst for U.S. Bank which developed "Bank 2000," the strategic plan for the retail bank through the year 2000. She graduated from St. Cloud State University with a B.S. degree in Finance in 1987 and the University of St. Thomas in 1994 with a M.B.A. in Marketing.

Michael L. Weiner (born in July 1946), Vice President, Secretary and Treasurer. Mr. Weiner is the Vice President-Tax Research and Audit of American Express Financial Corporation. He has been employed by American Express Financial Corporation since 1975. His responsibilities include research, planning and compliance for the American Express Financial Corporation corporate tax group. Mr.
Weiner is also an officer of AEFA. Mr. Weiner graduated from the University of Minnesota Law School in 1974 and completed the Masters of Business Administration program at St. Thomas College of Minnesota in 1979.

Peter J. Anderson (born in March 1942), Director. Mr. Anderson is Chairman and Chief Investment Officer of American Express Management Group Inc., as well as Senior Vice President - Investments and a member of the board of directors of American Express Financial Advisors Inc. Mr. Anderson joined American Express Management Group Inc. in April 1982 as Senior Vice President - IDS Equity Advisors, a division of American Express Management Group Inc. He became President of American Express Management Group in January 1985. In July 1987 Mr. Anderson was named Senior Vice President of American Express Financial Advisors Inc. and at that point assumed responsibility for common stock mutual funds. In January 1993 Mr. Anderson assumed responsibility for the portfolio management, research and economic functions of American Express Financial Advisors Inc. Mr. Anderson has a B.A. from Yale University and an M.B.A. with a major in finance from Wharton Graduate School.

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

Shaun D. O'Brien (born November 1964) is Vice President and a director. Mr. O'Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and he received a master's degree from the University of Minnesota's Carlson School of Management in 1999. Mr. O'Brien began working for Cargill, Incorporated in 1988 and joined CIS in 1999.

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

Rebecca  S.  Steindel  (born  in April  1965),  Secretary  and  Treasurer.
Ms.  Steindel  was  elected  Secretary  of CISI  in  September  1997.  Ms.
Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987.
She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

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

Additional CISI officers include James Clemens as Assistant Secretary and Lillian Lundeen as Assistant Secretary.

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

CIS, an affiliate of CISI, is the Partnership's clearing broker. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI During the year ended December 31, 2000, the Partnership accrued and paid $366,763 in brokerage commissions and exchange fees to CIS and CISFS. Of these commissions, $37.25 per round-turn trade is paid to AEFA as the Partnership's Introducing Broker and $21.50 is retained by CIS as Clearing Broker.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) As of December 31, 2000, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

     (b) As of December 31, 2000, the General Partners beneficially owned 515.03 Units or approximately 4.3% of the Units outstanding as of that date. In addition, Michael L. Weiner, Vice President, Secretary and Treasurer of IDS Futures, beneficially owned 1 of the outstanding Units.

     (c) As of December 31, 2000, no arrangements were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


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

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form
8-K

   (a)      The following documents are included herein:

      (1)   Financial Statements:

         a. Report of Independent Public Accountants

         b. Statements of Financial Condition as of December 31, 2000
and 1999

         c.  For the  years  ended  December  31,  2000,  1999  and  1998:
Statements   of   Operations,   Statements   of   Changes   in   Partners'
Capital, and Statements of Cash Flows

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

Date:  March _______, 2001                IDS Managed Futures II, L.P.


By:    IDS Futures Corporation           By:  CIS Investments, Inc.
         (General Partner)                              (General Partner)


By: ____________________             By:_____________________
         Kristi L. Petersen                                Bernard W. Dan
         President                                             President

By: ____________________            By:______________________
         Michael L. Weiner                               Shaun D. O'Brien
         Vice President, Secretary and             Vice President
         Treasurer                                             and
Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March ________, 2001

________________________            ________________________ Kristi L.
Petersen                                Bernard W. Dan
Director and President                        Director and President


 -----------------------             ------------------------
 Peter J. Anderson                              Barbara A. Pfendler
 Director                                              Director and Vice
President


------------------------            ------------------------
Michael L. Weiner                               Shaun D. O'Brien
Vice President, Secretary and            Vice President and
Treasurer                                            Treasurer


                                Index to Exhibits


Number           Exhibit


3.1    Limited    Partnership    Agreement    dated    July   14,    1987.
Incorporated by reference to the Post-Effective Amendment No. 2 to the Registration Statement No. 33-13939 declared effective on May 4, 1988).

10.1 Advisory Contract dated as of July 14, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed utures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited. (Incorporated by reference to the
Post-Effective Amendment No. 2 to the Registration Statement No. 33-13939 declared effective on May 4, 1988).

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


10.5  Amended   Advisory   Contract   dated   December  31,  1999  between
CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.

10.5 Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.

10.6 Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and Welton Investment Corporation

10.7 Amended and Restated Advisory Contract dated December 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and Welton Investment Corporation.





                                Index to Financial Statements
                                IDS Managed Futures II, L.P.


Report of Independent Public Accountants


Statements of Financial Condition as of
   December 31, 2000 and 1999

Statements of Operations for the years ended
   December 31, 2000, 1999, and 1998

Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999, and 1998

Statements of Cash Flows for the years ended
   December 31, 2000, 1999, and 1998

Notes to Financial Statements

Acknowledgment













                                                     Independent
Auditors' Report



     The Partners
     IDS Managed Futures II, L.P.:


We have audited the accompanying statements of financial condition of IDS Managed Futures II, L.P. (the Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures II, L.P. as of December 31, 2000 and 1999, and the results of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                                     KPMG

     Chicago, IL

     January 26, 2001






                                             IDS MANAGED FUTURES II, L.P.

                                          Statements of Financial Condition

                                              December 31, 2000 and 1999




                                        Assets                                                2000           1999
Assets:
    Equity in commodity futures trading accounts:
       Cash on deposit with Brokers                                                     $    5,929,614       8,533,968
       Unrealized gain on open contracts                                                     1,230,116         446,557

                                                                                             7,159,730       8,980,525

    Interest receivable                                                                         25,919          31,072

                  Total assets                                                          $    7,185,649       9,011,597

  Liabilities and Partners' Capital

Liabilities:
    Accrued commissions on open contracts
       due to AXP Advisors and CIS                                                      $       20,814          12,243
    Accrued exchange, clearing and NFA fees                                                        375             381
    Accrued management fees                                                                     11,887          27,236
    Accrued operating expenses                                                                  32,000          32,000
    Redemptions payable                                                                        184,254          81,245

               Total liabilities                                                               249,330         153,105

Partners' capital:
    Limited partners (11,515.47and 14,887.18 units outstanding
       at December 31, 2000 and 1999, respectively)                                          6,639,371       8,490,927
    General partners (515.03 and 644.45 units outstanding
       at December 31, 2000 and 1999, respectively)                                            296,948         367,565

               Total partners' capital                                                       6,936,319       8,858,492

                  Total liabilities and partners' capital                               $    7,185,649       9,011,597


See accompanying notes to financial statements.













                                             IDS MANAGED FUTURES II, L.P.

                                               Statements of Operations

                                     Years ended December 31, 2000, 1999 and 1998




                                                                              2000            1999            1998
                                                                          --------------  --------------  -------------
Revenues (losses):
    Gain (loss) on trading of commodity contracts:
       Realized gain (loss) on closed positions                         $     (573,908)       (792,802)      1,015,551
       Change in unrealized gain on
          open contracts                                                        783,559       (808,558)        618,340
    Interest income                                                             317,693         389,415        438,352
    Foreign currency transaction loss                                          (65,737)         (3,985)       (44,816)
                                                                          --------------  --------------  -------------

               Total revenues (losses)                                          461,607     (1,215,930)      2,027,427
                                                                          --------------  --------------  -------------

Expenses:
    Commission paid to AXP Advisors and CIS                                     366,763         481,143        487,291
    Exchange, clearing and NFA fees                                               9,301          13,077          9,945
    Management fees                                                             219,660         385,430        425,915
    Incentive fees                                                                   --              --        102,439
    Operating expenses                                                           35,352          27,004         40,806
                                                                          --------------  --------------  -------------

               Total expenses                                                   631,076         906,654      1,066,396
                                                                          --------------  --------------  -------------

               Net profit (loss)                                        $     (169,469)     (2,122,584)        961,031
                                                                          ==============  ==============  =============

Profit (loss) per unit of limited partnership interest                  $          6.21        (129.58)          57.27
Profit (loss) per unit of general partnership interest                             6.21        (129.58)          57.27
                                                                          ==============  ==============  =============


See accompanying notes to financial statements.













                                             IDS MANAGED FUTURES II, L.P.

                                      Statements of Changes in Partners' Capital

                                     Years ended December 31, 2000, 1999 and 1998




                                                                                                             Total
                                                                             Limited         General       partners'
                                                             Units*          partners       partners        capital
                                                          -------------   ---------------  ------------  ---------------

Balance at December 31, 1997                                 18,556.44  $     11,925,442       414,164       12,339,606

Net profit                                                           0           924,119        36,912          961,031
Redemptions                                                 (1,959.02)       (1,232,450)             0      (1,232,450)
                                                          -------------   ---------------  ------------  ---------------

Balance at December 31, 1998                                 16,597.42        11,617,111       451,076       12,068,187

Net loss                                                             0       (2,039,073)      (83,511)      (2,122,584)
Redemptions                                                 (1,710.24)       (1,087,111)             0      (1,087,111)
                                                          -------------   ---------------  ------------  ---------------

Balance at December 31, 1999                                 14,887.18         8,490,927       367,565        8,858,492

Net loss                                                             0         (167,730)       (1,739)        (169,469)
Redemptions                                                 (3,371.71)       (1,683,826)      (68,878)      (1,752,704)
                                                          -------------   ---------------  ------------  ---------------

Balance at December 31, 2000                                 11,515.47  $      6,639,371       296,948        6,936,319
                                                          =============   ===============  ============  ===============

Net asset value per unit at December 31, 2000                           $         576.56        576.56
                                                                          ===============  ============

Net asset value per unit at December 31, 1999                           $         570.35        570.35
                                                                          ===============  ============

Net asset value per unit at December 31, 1998                           $         699.93        699.93
                                                                          ===============  ============

*Units of limited partners.


See accompanying notes to financial statements.













                                              Statements of Cash Flows

                                    Years ended December 31, 2000, 1999 and 1998




                                                                          2000             1999            1998
                                                                      --------------  ---------------  --------------
Cash flows from operating activities:
    Net profit (loss)                                               $     (169,469)      (2,122,584)         961,031
    Adjustments to reconcile net profit (loss) to net cash
       provided by (used in) operating activities :
            Decrease (increase) in unrealized
               gain on open contracts                                     (783,559)          808,558       (618,340)
    Change in assets and liabilities:
            Decrease in interest receivable                                   5,153            3,289          10,998
            Decrease in accrued liabilities                                 (6,784)         (66,887)        (41,092)
                                                                      --------------  ---------------  --------------

               Net cash  provided  by
                  (used in) operating activities                          (954,659)      (1,377,624)         312,597

Cash flows used in financing activities
    partner redemptions                                                 (1,649,695)      (1,149,356)     (1,127,566)
                                                                      --------------  ---------------  --------------

               Net decrease in cash                                     (2,604,354)      (2,526,980)       (814,969)

Cash at beginning of year                                                 8,533,968       11,060,948      11,875,917
                                                                      --------------  ---------------  --------------

Cash at end of year                                                 $     5,929,614        8,533,968      11,060,948
                                                                      ==============  ===============  ==============


See accompanying notes to financial statements.




                       IDS MANAGED FUTURES II, L.P.

                             Notes to Financial Statements

                         December 31, 2000, 1999 and 1998


(1)     General Information and Summary

IDS Managed Futures II, L.P. (the Partnership), a limited partnership organized in April 1987 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners are IDS Futures Corporation (IDSFC) and CIS Investments, Inc (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

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

The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Brokers at a rate equal to 80% of the average 91-day Treasury bill rate for U.S. Treasury bills issued during that month.

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

Commissions

Effective January 18, 1999, brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts, as opposed to a round-turn basis prior to this date. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract (previously $58.75 per round-turn contract). For trades executed by Welton Investment Corporation, the Partnership pays $21.875 per half-turn contract (previously $43.75 per round-turn contract). The Partnership pays these commissions directly to CIS and CISFS, and CIS then reallocates the appropriate portion to American Express Financial Advisors Inc.
(AEFA).

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

Statements of Cash Flows

For purposes of the statements of cash flows, cash includes cash on deposit with the Brokers in commodity trading accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)     Fees

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the periods of these financial statements were made by the following Commodity Trading Advisors (CTAs): John W. Henry & Company, Inc. (JWH) and Welton Investment Corporation (Welton).

Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the month-end net asset value of the Partnership under its management and an incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net asset value and to increase the incentive fee to 20% of the net trading profits.

Under signed agreement, prior to October 1, 2000, Welton received a monthly management fee of 1/12 of 3% of the month-end net asset value of the Partnership under its management and an incentive fee of 18% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with Welton was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net asset value and to increase the incentive fee to 20% of the net trading profits.

(4)     Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0, $0, and $15,141 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in operating expenses in the statements of operations.

(5)     Financial Instruments with Off-balance Sheet Risk

The Partnership was formed to trade commodity interests speculatively. The Partnership's commodity interest transactions and related cash balances are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impairs the ability of the Brokers to satisfy their obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions that they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus has no direct market exposure.

The contractual amounts of commitments to purchase and sell exchange-traded futures contracts were $89,112,134 and $15,561,754, respectively, on December 31, 2000 and $17,753,470 and $30,101,172, respectively, on December 31, 1999.
The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The average fair value of commodity interests was $371,408, $577,453 and $917,156 during 2000, 1999 and 1998, respectively. Fair value as of December 31, 2000 and 1999 was $1,230,116 and $446,557, respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Partnership holds futures and futures options positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forward positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of December 31, 2000, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program that is diversified among all commodity groups, while the other is diversified among the various futures contracts and forward contracts in the financial and metals group. Both traders trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

At December 31, 2000, the cash requirement of the commodity interests of the Partnership was $1,066,265. This cash requirement is met by $5,828,521 held in segregated funds, $986,119 held in secured funds and $345,090 held in non-regulated funds. At December 31, 1999, the cash requirement of the commodity interests of the Partnership was $1,039,488. This cash requirement was met by $8,025,083 held in segregated funds and $955,442 held in secured funds. At December 31, 2000 and 1999, cash was on deposit with the Clearing Broker that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 2000 and 1999:

    Commodity Group                  2000            1999
   -------------------------             ---------------
----------------

Agricultural                          $    20,357         13,490
Currency                                 573,243          85,422
Stock Indices                            53,348        195,221
Energies                                   21,530            3,698
Metals                                     (59,150)         29,004
Interest                                   620,788        119,722
                                             ---------------
----------------

Total                               $  1,230,116         446,557
                                           ========= ==========

The range of expiration dates of these exchange traded open contracts is January 2001 to December 2001.


Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.





---------------------------------------------------
Rebecca S. Steindel
Treasurer, CIS Investments, Inc.,
One of the General Partners and Commodity Pool Operators of IDS Managed Futures II, L.P.





FIRST AMENDMENT TO
TRADING ADVISORY AGREEMENT

This Amendment ("Amendment") to the Trading Advisory Agreement (the "Agreement") dated as of April 3, 1997, by and among JWH GLOBAL TRUST (the "Trust"), CIS INVESTMENTS, INC. (the "Managing Owner"), and JOHN W. HENRY & COMPANY, INC. (the "Advisor"), and agreed to as to Section 4 by Cargill Investor Services, Inc., is made this 29th day of September, 2000.

W I T N E S S E T H:

WHEREAS, the parties hereto entered into the Agreement to set forth the terms and conditions upon which the Advisor renders advisory services in connection with the Trust's commodity interest trading activities; and

WHEREAS, the parties hereto desire to amend the Agreement to reflect a change in the management and incentive fees paid by the Trust to the Advisor.

NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of all of which are hereby acknowledged, the parties hereto agree as follows:

1.  Amendment.  Section 5 of the Agreement shall be amended as follows:

(a) in the third line of the first paragraph, "1/3 of 1%" shall be stricken and replaced with "1/6 of 1%"; and

(b) in the seventh line of the first paragraph, "15%" shall be stricken and replaced with "20%".

2. Effective Date. The effective date of this Amendment shall be October 1, 2000.

3.  Miscellaneous.

(a) Except as amended hereby, the Agreement shall remain in full force and effect and is hereby ratified and confirmed.

(b) This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original, but all such separate counterparts shall constitute but one and the same instrument.



IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.

JWH GLOBAL TRUST

By:  CIS Investments, Inc., its Managing Owner


By:  /s/  Ronald L. Davis
     ---------------------------------------
Name:   Ronald L. Davis
Title:      Vice President


CIS INVESTMENTS, INC.


By:  /s/  Ronald L. Davis
     ---------------------------------------
Name:   Ronald L. Davis
Title:      Vice President


JOHN W. HENRY & COMPANY, INC.


By:  /s/  David M. Kozak
     ---------------------------------------
Name:   David M. Kozak
Title:     Senior Vice President


Agreed to and Acknowledged by:

CARGILL INVESTOR SERVICES, INC.


By:  /s/  Barbara A. Pfendler
     ------------------------------------------------
Name:   Barbara A. Pfendler
Title:     Vice President