Form 10-Q
period 2001-03-31
IDS MANAGED FUTURES II L P
filed 2001-05-08
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

              For the quarterly period ended March 31, 2001


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


Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

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


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2001 and the additional time frames as noted:

                               Fiscal Quarter     Year to Date      Fiscal Year        Fiscal Quarter     Year to Date
                               Ended 3/31/01      Ended 3/31/01     Ended 12/31/00     Ended 3/31/00      Ended 3/31/00

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

                                                                  Mar 31, 2001              Dec 31, 2000

ASSETS

Equity in commodity futures trading accounts:
   Account balance                                                $ 7,155,007               $ 5,929,614
   Unrealized gain (loss) on open
     futures contracts                                                291,350                 1,230,116
                                                                  ------------              ------------

                                                                    7,446,357                 7,159,730

Interest receivable                                                    26,827                    25,919
                                                                  ------------              ------------

      Total assets                                                $ 7,473,184               $ 7,185,649
                                                                  ============              ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AEFA Advisors and CIS               $    19,334               $    20,814
   Accrued exchange, clearing and NFA fees                              1,043                       375
   Accrued management fee                                              12,365                    11,887
   Accrued incentive fee                                                1,312                         0
   Accrued operating expenses                                          28,920                    32,000
   Redemptions payable                                                 54,480                   184,254
                                                                  ------------              ------------

      Total liabilities                                               117,455                   249,330

Partners' Capital:
   Limited partners (11,246.69 units                                7,072,544                 6,639,371
     outstanding at 3/31/01, 11,515.47
     units outstanding at 12/31/00) (see Note 1)
   General partners (450.32 units outstanding at 3/31/01,             283,186                   296,948
     515.03 units outstanding  at 12/31/00) (see Note 1)
                                                                  ------------              ------------

      Total partners' capital                                       7,355,730                 6,936,319
                                                                  ------------              ------------

      Total liabilities and
        partners' capital                                         $ 7,473,184               $ 7,185,649
                                                                  ============              ============

Net asset per outstanding unit of partnership interest            $    628.86                   $576.56

See accompanying notes to financial statements.

                                           IDS MANAGED FUTURES II, L.P.
                                            STATEMENTS OF OPERATIONS
                                                   UNAUDITED

                                                      Jan 1, 2001         Jan 1, 2001         Jan 1, 2000         Jan 1, 2000
                                                          through             through             through             through
                                                     Mar 31, 2001        Mar 31, 2001        Mar 31, 2000        Mar 31, 2000
REVENUES

Gains on trading of commodity futures and forwards contracts, physical commodities and related options:
  Realized gain (loss) on closed positions           $ 1,891,700         $ 1,891,700         $  (612,068)        $  (612,068)
   Change in unrealized gain (loss)
     on open positions                                  (938,766)           (938,766)            (45,526)            (45,526)
Interest income                                           76,143              76,143              91,247              91,247
Foreign currency transaction gain (loss)                (263,539)           (263,539)            (34,524)            (34,524)
                                                     ------------        ------------        ------------        ------------

      Total revenues (losses)                        $   765,538         $   765,538         $  (600,871)        $  (600,871)



EXPENSES

   Commissions paid to AEFA Advisors and CIS             100,886             100,886             115,689             115,689
   Exchange fees                                           7,107               7,107               3,960               3,960
   Management fees                                        35,148              35,148              72,113              72,113
   Incentive fees                                          1,312               1,312                   0                   0
   Operating expenses                                      8,295               8,295               8,187               8,187
                                                     ------------        ------------        ------------        ------------

      Total expenses                                     152,749             152,749             199,949             199,949
                                                     ------------        ------------        ------------        ------------

      Net profit (loss)                              $   612,789         $   612,789         $  (800,820)        $  (800,820)
                                                     ============        ============        ============        ============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                    $52.30              $52.30             ($52.55)            ($52.55)
                                                     ============        ============        ============        ============

See accompanying notes to financial statements.

                            IDS MANAGED FUTURES II, L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                For the period January 1, 2001 through March 31, 2001
                                    UNAUDITED

                                                                             Limited           General
                                                          Units*            Partners          Partners             Total
Partners' capital at January 1, 2001                    11,515.47       $  6,639,371      $   296,948       $  6,936,319

Net profit (loss)                                                            590,102             22,687          612,789

Redemptions (see Note 1)                                  (268.78)          (156,929)         (36,449)          (193,378)
                                                      ------------      -------------     ------------      -------------

Partners' capital at March 31, 2001                     11,246.69       $  7,072,544      $   283,186       $  7,355,730
                                                      ============      =============     ============      =============


Net asset value per unit
   January 1, 2001                                                      $     576.56      $    576.56

Net profit (loss) per unit                                                     52.30            52.30
                                                                        -------------     ------------

Net asset value per unit
   March 31, 2001                                                       $     628.86      $    628.86

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

                                        IDS MANAGED FUTURES II, L.P.
                                         STATEMENTS OF CASH FLOWS
                                                UNAUDITED

                                                            Jan 1, 2001          Jan 1, 2000
                                                                through              through
                                                           Mar 31, 2001         Mar 31, 2000

Cash flows from operating activities:
   Net profit/(loss)                                       $    612,788         $  (800,819)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Decrease (Increase) in unrealized gain on open
       futures and forward contracts                            938,766              45,527
     (Increase) Decrease in interest receivable                    (908)             (5,061)
     Increase (Decrease) in accrued liabilities                  (2,101)            (10,665)
                                                           -------------        ------------

     Net cash provided by (used in)
       operating activities                                   1,548,545            (771,018)

Cash flows from financing activities:

   Partner redemptions                                         (323,152)           (535,546)
                                                           -------------        ------------

   Net cash provided by (used in)
     financing activities                                      (323,152)           (535,546)
                                                           -------------        ------------

Net increase (decrease) in cash                               1,225,393          (1,306,564)


Cash at beginning of period                                   5,929,614           8,533,968
                                                           -------------        ------------

Cash at end of period                                       $ 7,155,007         $ 7,227,404
                                                           =============        ============

See accompanying notes to financial statements.

                      IDS MANAGED FUTURES II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001


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

        Commissions

        Effective January 18, 1999, brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts, as opposed to a round-turn basis prior to this date. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract (previously $58.75 per round-turn contract). For trades executed by Welton Investment Corporation, the Partnership pays $21.875 per half-turn contract (previously $43.75 per round-turn contract). The Partnership pays these commissions directly to CIS and CISFS, and CIS then reallocates the appropriate portion to American Express Financial Advisors Inc. (AEFA Advisors).

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

        Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the month-end net asset value of the Partnership under its management and an incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net asset value of the Partnership's assets under its management and to increase the incentive fee to 20% of the net trading profits attributable to its management.

        Under signed agreement, prior to October 1, 2000, Welton received a monthly management fee of 1/12 of 3% of the month-end net asset value of the Partnership under its management and an incentive fee of 18% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with Welton was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net asset value of the Partnership's assets under its management and to increase the incentive fee to 20% of the net trading profits attributable to its management.

  (4)   Income Taxes

        No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
        (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended March 31, 2001 and 2000 and is included in operating expenses in the statements of operations.

  (5)   Financial Instruments with Off-balance Sheet Risk

        The Partnership was formed to trade commodity interests speculatively. The Partnership's commodity interest transactions and related cash balances are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impairs the ability of the Brokers to satisfy their obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS
        105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions that they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus neither has any direct market exposure.

        The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forwards transactions. CISFS policies require that it executes transactions only with top rated financial institutions with assets in excess of $100,000,000.

        The average fair value of commodity interests was $699,165 during March 31, 2001. Fair value as of March 31, 2001 was $291,350. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

        The Partnership holds futures and futures options positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forward positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of March 31, 2001, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program that is diversified among all commodity groups, while the other is diversified among the various futures contracts and forward contracts in the financial and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

        At March 31, 2001, the cash requirement of the commodity interests of the Partnership was $1,788,476. This cash requirement was met by $6,312,669 held in segregated funds, $842,213 held in secured funds and $291,475 held in non-regulated funds. At March 31, 2001, cash was on deposit with the Clearing Broker that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 2001:

COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES                     0
FOREIGN CURRENCIES                     388,154
STOCK INDICES                           29,265
ENERGIES                               (63,289)
METALS                                  (7,250)
INTEREST RATE INSTRUMENTS              (55,530)
                                      ---------
TOTAL                                  291,350

The range of maturity dates of these exchange traded open contracts is April 2001 to March 2002. The average open trade equity for the period of January 1, 2001 to March 31, 2001 was $699,165.


(6)      FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 28, 2001, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Fiscal Quarter ended March 30, 2001

The Partnership recorded a gain of $612,789 or $52.30 per Unit for the first quarter of 2001.

During the first two months of the quarter, the Partnership experienced slightly negative performance. However, during March, strong gains were recorded. Overall, the first quarter of fiscal year 2001 ended substantially positive for the Partnership account managed by JWH and slightly negative for the accounts managed by Welton. On March 30, 2001, JWH was managing 54.8% of the Partnership's assets while Welton was managing 45.2% of the Partnership's assets.

In January, positive performance in the currency sector early in the month turned into a small loss by month end. The single most profitable position in the Partnership's portfolio was short Japanese yen. Long positions in the Euro and the U.S. dollar against the Yen were not enough to offset losses in other currency positions. In the interest rate sector, the Partnership's long bond positions in various countries around the world were slightly positive. Small profits were produced in almost every geographic area. Crude and heating oil prices bounced about in a featureless pattern. The metal sector showed signs of breaking out of its prolonged down trend as silver, copper and aluminum rallied sharply. Overall, the Partnership recorded a loss of $159,898 or $13.29 per unit in January.

During February, the Bank of Japan once again adopted a policy of reducing interest rates as Japanese economic recovery stalled. This allowed the Partnership's long positions in Japanese bonds to greatly appreciate in value. Smaller gains were made in long positions in U.S., German, British, and Australian interest rates. Trading in European currencies was negative. Both the Euro and Swiss franc traded in erratic patterns for much of the month, which more than offset the gains made in the Yen. OPEC agreed to cut output by 1.5 million barrels a day in order to support prices. However, the slowing of global economies counteracted this decrease leading to an unprofitable trading environment for the Partnership. By the end of the month, the Partnership had all but exited the energy sector. The Partnership recorded a loss of $12,973 or $1.09 per unit in February.

In March, the Partnership experienced strong positive performance. Despite a trend interruption late in the month, trading in the interest rate sector was positive with some geographic areas dramatically outperforming others. The Bank of Japan's decision to stimulate Japan's economy at all costs hastened the decline of Japanese interest rates which allowed the Partnership's long Japanese bond positions to be the most profitable in the portfolio. Gloomy growth outlooks for Europe and Great Britain directed interest rates lower which was profitable for the Partnership. Conversely, trading in U.S. interest rates was negative. The currency sector, which had been up dramatically since September, continued its stellar performance in March. The unyielding strength of the U.S. dollar versus the Japanese yen was the cornerstone of the sector's performance. The Yen lost approximately 8% to the U.S. dollar in March and approximately 17% since September. Gains were also accrued in long U.S. dollar positions against the Swiss franc and Australian dollar. Trading in the U.S. dollar versus the Euro was slightly negative. As had been the case for several months, position sizes in the commodity, metal, energy and stock index sectors were quite small due to lack of price trends. The Partnership recorded a gain of $785,660.31 or $66.67 per unit in March.

During the quarter, investors redeemed a total of 268.78 units. At the end of the quarter there were 11,697.01 units outstanding (including 450.32 units owned by the General Partners).

During the fiscal quarter ended March 30, 2001 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.


Fiscal Quarter ended March 31, 2000

The Partnership recorded a loss of $800,820 or $52.55 per unit for the first quarter of 2000. This compares to a loss of $1,127,829 or $65.73 per unit for the first quarter of 1999.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal year 2000 ended negatively for the Partnership accounts managed by JWH and Welton. At March 31, 2000, JWH was managing 60% of the Partnership's assets and Welton was managing 40% of the Partnership's assets.

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the U.S. dollar. This abrupt reversal in the U.S. dollar/Yen relationship resulted in a reversal of the Partnership positions from long Yen to short Yen within a matter of days. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. Long positions hurt the Partnership's performance as did long positions in the S&P 500 Stock Index and Paris CAC-40 index. Sustained long coffee positions were unprofitable as coffee prices continue to fall. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions, as well as maintaining long profitable crude oil and short aluminum positions, the Partnership posted overall losses. All in all, the Partnership posted a loss of $464,596 or $29.91 per unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S. 30-year bond. The decision by the Fed created havoc in the Partnership's interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian, and European interest rates. The yield on the 10-year U.S. government bond exceeded that of the 30-year bond, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised fourth quarter GNP number, which reflected a robust economy. However, gains in the U.S. dollar were offset by losses incurred by long European/short Japanese positions. Surging energy prices supported performance in non-financial markets. Food and grain markets were once again featureless. Precious metals trading suffered as gold prices rallied and then fell sharply. Equity indices gained some ground lost in January as U.S. and European equity indices rose. Long positions in U.S. Stock Indices had a small positive impact. On March 2, the General Partners received a letter from Verne Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program. All changes were designed to add balance to the program without giving up any upside potential. Most noteworthy were the dramatic reductions in precious metals and Far Eastern interest rate trading as well as the addition of offshore stock indices, base metals, and expansion of non-dollar currency trading. JWH remains steadfast in its commitment to research. Overall, the Partnership posted a loss of $258,991 or $17.38 per unit in February.

In March, profit taking in U.S. stocks led to massive capital shifts out of the U.S. dollar and into the Japanese yen. These events destabilized currency and stock markets worldwide and resulted in losses for the Partnership. The appreciation of the Yen contributed to Partnership losses in that long positions in the U.S. dollar and Euro versus the Yen both suffered. Marginal gains in U.S. dollar positions against European and Australian currencies proved inadequate in offsetting these losses. Non-financial markets were, for the most part, quiet in March. Profits in long crude oil, heating oil, and gasoline positions were reduced when OPEC agreed to expand oil production. Performance in precious, as well as, industrial metals was down slightly. The food and grain markets were featureless. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. treasury's continued buying of longer dated bonds led to positive performance in the Partnership's bond position. The European Central Bank's decision to raise short-term interest rates led to purchasing European bonds, which assisted the Partnership's position as well. Stock indices, namely the appreciation in the S&P 500 contributed to the Partnership's performance. Overall, the Partnership posted a loss of $77,233 or $5.26 per unit in March.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10-K of the Partnership dated December 31, 2000.


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

                           None


Item 3.  Defaults Upon Senior Securities

                  None


Item 4.  Submission of Matters to a vote of Security Holders

                  None


Item 5.  Other Information

              Effective March 31, 2001, Rebecca Steindel resigned her position as Secretary and Treasurer of CIS Investments, Inc., one of the General Partners of the Partnership. At that same time, Shaun O'Brien was appointed Treasurer and Barbara Walenga was appointed Secretary.


Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  None

         b)       Reports on Form 8-K

                  None





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


IDS MANAGED FUTURES II, L.P.


Date:   April 30, 2001
By:     CIS Investments, Inc.,
        One of its General Partners


By: /s/ Shaun D. O'Brien
        Shaun D. O'Brien
        Vice President and Treasurer

(Duly authorized officer of the General Partner and the Principal Financial Officer of the General Partner)