Form 10-Q
period 2001-06-30
IDS MANAGED FUTURES II L P
filed 2001-08-14
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

Part I.  Financial Information

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2001 and the additional time frames as noted:

                                      Fiscal Quarter    Year to Date       Fiscal Year    Fiscal Quarter     Year to Date
                                      Ended 6/30/01     Ended 6/30/01    Ended 12/31/00    Ended 6/30/00    Ended 6/30/00
Statement of
Financial Condition                         X                                  X

Statement of
Operations                                  X                 X                                  X                X

Statement of Changes
in Partners' Capital                                          X

Statement of
Cash Flows                                                    X                                                   X

Notes to Financial
Statements                                  X
IDS MANAGED FUTURES II, L.P.
STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
                                                                               Jun 30, 2001               Dec 31, 2000
ASSETS
Equity in commodity futures
 trading accounts:
 Cash on Deposit with Brokers                                                   $6,411,863                  $5,929,614
 Unrealized gain (loss) on open
   futures contracts                                                              (123,884)                  1,230,116

                                                                                 6,287,979                   7,159,730

Interest receivable                                                                 17,245                      25,919

  Total assets                                                                  $6,305,224                  $7,185,649

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accrued commissions on open
  futures contracts due to AEFA Advisors and CIS                                   $13,098                     $20,814
 Accrued exchange, clearing and NFA fees                                              $615                        $375
 Accrued management fee                                                             10,413                      11,887
 Accrued incentive fee                                                               6,008                           0
 Accrued operating expenses                                                         10,080                      32,000
 Redemptions payable                                                                29,512                     184,254

      Total liabilities                                                             69,726                     249,330

Partners' Capital:
 Limited partners (10,994.18 units                                               5,990,143                   6,639,371
   outstanding at 6/30/01, 11,515.47
   units outstanding at 12/31/00) (see Note 1)
 General partners (450.32 units outstanding at 6/30/01, 515.03 units               245,355                     296,948
outstanding  at 12/31/00)
(see Note 1)

      Total partners' capital                                                    6,235,498                   6,936,319

      Total liabilities and
        partners' capital                                                       $6,305,224                  $7,185,649

Net asset per outstanding unit of partnership interest                             $544.85                     $576.56

See accompanying notes to financial statements.
IDS MANAGED FUTURES II, L.P.
STATEMENTS OF OPERATIONS
UNAUDITEDBR

                                                       Apr 1, 2001       Jan 1, 2001        Apr 1, 2000         Jan 1, 2000
                                                         through           through            through             through
                                                      Jun 30, 2001       Jun 30, 2001       Jun 30, 2000       Jun 30, 2000

REVENUES

Gain (loss) on trading of commodity futures
 and forwards contracts, physical
 commodities and related options:
Realized gain (loss) on closed positions                ($782,792)         $1,108,909         ($189,865)          ($801,933)
Change in unrealized gain (loss)
  on open positions                                      (415,233)       ($1,353,999)         ($483,679)           (529,205)
Interest income                                            55,519           $131,662            $86,682             177,929
Foreign currency transaction gain (loss)                  270,644              7,105           (12,368)            (46,892)
Other revenue                                              38,025             38,025                  0                   0

    Total revenues (losses)                             ($833,837)          ($68,298)         ($599,230)        ($1,200,101)

EXPENSES

Commissions paid to AEFA Advisors and CIS                  87,262           $188,148             72,206             187,895
 Exchange fees                                             10,037            $17,144              1,904               5,864
 Management fees                                           32,580            $67,729             62,659             134,772
 Incentive fees                                             6,090             $7,402                  0                   0
 Operating expenses                                         8,105             16,400              8,105              16,292

   Total expenses                                         144,074            296,823            144,874             344,823

   Net loss                                             ($977,911)         ($365,121)         ($744,104)        ($1,544,924)

LOSS PER UNIT OF
 PARTNERSHIP INTEREST                                     ($84.01)           ($31.71)           ($53.43)           ($105.98)

See accompanying notes to financial statements.
IDS MANAGED FUTURES II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2001 through June 30, 2001
UNAUDITED

                                                                              Limited          General
                                                              Units*         Partners          Partners            Total

Partners' capital at January 1, 2001                       11,515.47       $6,639,371          $296,948       $6,936,319

Net profit (loss)                                                            (349,978)          (15,143)        (365,121)

Redemptions (see Note 1)                                     (521.29)        (299,250)          (36,449)        (335,699)

Partners' capital at June 30, 2001                         10,994.18       $5,990,143          $245,355       $6,235,498

Net asset value per unit
   January 1, 2001                                                               $576.56           $576.56

Net profit (loss) per unit                                                       (31.71)           (31.71)

Net asset value per unit
   June 30, 2001                                                                 $544.85           $544.85

* Units of Limited Partnership interest.

See accompanying notes to financial statements.
IDS MANAGED FUTURES II, L.P.
STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                Jan 1, 2001                Jan 1, 2000
                                                                                  through                    through
                                                                               June 31, 2001              June 31, 2000
Cash flows from operating activities:
   Net loss                                                                       ($365,122)               ($1,544,925)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
   Change in assets and liabilities:
     Decrease in unrealized gain on open
       Futures and forwards contracts                                             1,354,000                    529,206
     Decrease in interest receivable                                                  8,674                     (2,416)
     Decrease in accrued liabilities                                                (24,861)                   (24,492)

     Net cash used in
       operating activities                                                         972,691                 (1,042,627)

Cash flows from financing activities:

   Partner redemptions                                                             (490,442)                  (988,472)

   Net cash used in
     financing activities                                                          (490,442)                  (988,472)

Net increase (decrease) in cash                                                     482,249                 (2,031,099)

Cash at beginning of period                                                       5,929,614                  8,533,968

Cash at end of period                                                            $6,411,863                 $6,502,869

See accompanying notes to financial statements.
IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(1)General Information and Summary

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

Revenue Recognition

Commodity futures contracts,  forwards contracts,  physical commodities,
and  related   options  are  recorded  on  the  trade  date.   All  such
transactions  are  recorded on the  identified  cost basis and marked to market daily.  Unrealized  gains and losses on open contracts  reflected in the  statements  of  financial  condition  represent  the  difference between  original  contract  amount and market value (as  determined  by exchange  settlement  prices for futures  contracts and related  options and cash dealer prices at a predetermined  time for forwards  contracts, physical  commodities,  and  their  related  options)  as  of  the  last business  day of  the  year  or as of the  last  date  of the  financial statements.

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

Commissions

Brokerage  commissions and National Futures  Association  (NFA) clearing and  exchange  fees are accrued on a half-turn  basis on open  commodity futures  contracts.  The  Partnership  pays CIS  commissions  on  trades executed  on its behalf at a rate of  $29.375  per  half-turn  contract.
For trades executed by Welton  Investment  Corporation,  the Partnership
pays  $21.875  per  half-turn  contract.   The  Partnership  pays  these
commissions  directly  to CIS and CISFS,  and CIS then  reallocates  the appropriate  portion to American Express  Financial  Advisors Inc. (AEFA
Advisors).

Foreign Currency Transactions

Trading  accounts in foreign currency  denominations  are susceptible to both movements in underlying  contract  markets as well as  fluctuations in currency rates.  Translation of foreign  currencies into U.S. dollars for closed  positions is translated at an average  exchange rate for the period  while  period-end  balances  are  translated  at the  period-end currency  rates.  The  impact of the  translation  is  reflected  in the statements of operations.

Statements of Cash Flows

For purposes of the  statements  of cash flows,  cash  includes  cash on deposit with the Brokers in commodity trading accounts.

Use of Estimates

The  preparation of financial  statements in conformity  with accounting principles  generally  accepted in the United States of America requires management to make  estimates and  assumptions  that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and  liabilities  at  the  date  of the  financial  statements  and  the reported  amounts of revenues and expenses during the reporting  period.
Actual results could differ from those estimates.

(3)   Fees

Management  fees are accrued and paid  monthly  and  incentive  fees are accrued  monthly and paid quarterly.  Trading  decisions for the periods of these  financial  statements  were  made by the  following  Commodity
Trading  Advisors  (CTAs):  John W. Henry and  Company,  Inc.  (JWH) and
Welton Investment Corporation (Welton).

Under  signed  agreement,  prior to  October  1,  2000,  JWH  received a monthly  management  fee of 1/12 of 4% of the  month-end net asset value of the  Partnership  under its management and an incentive fee of 15% of the  Partnership's  net trading  profits,  if any,  attributable  to its management.  Effective  October  1,  2000,  the  agreement  with JWH was changed  to  reduce  the  monthly  management  fee to  1/12 of 2% of the month-end  net  asset  value  of  the  Partnership's  assets  under  its management  and to increase the  incentive fee to 20% of the new trading profits attributable to its management.

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

(4)   Income Taxes

No   provision   for  Federal   income   taxes  has  been  made  in  the
accompanying  financial  statements as each partner is  responsible  for reporting  income  (loss)  based on the pro rata share of the profits or losses  of the  Partnership.  The  Partnership  is  responsible  for the
Illinois State  Partnership  Information  and  Replacement  Tax based on the operating  results of the  Partnership.  Such tax amounted to $0 for the  quarters  ended June 30, 2001 and 2000 and is included in operating expenses in the statements of operations.

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

The average fair value of commodity  interests was $417,907  during June
30,  2001.  Fair  value as of June  30,  2001  was  ($123,884).  The net gains or losses  arising  from the trading of  commodity  interests  are presented in the statement of operations.

The  Partnership  holds  futures and futures  options  positions  on the various  exchanges  throughout  the world and  forwards  positions  with
CISFS  which  transacts  with  various top rated  banks  throughout  the world. As defined by SFAS 105, futures and forwards  currency  contracts are  classified  as financial  instruments.  SFAS 105 requires  that the
Partnership  disclose the market risk of loss from all of its  financial instruments.  Market  risk is defined  as the  possibility  that  future changes in market prices may make a financial  instrument  less valuable or more onerous.  If the markets  should move against all of the futures and forwards  positions  held by the  Partnership  at the same time, and if the  markets  moved  such  that the CTAs were  unable  to offset  the futures  positions of the  Partnership,  the Partnership  could lose all of its assets and the  partners  would  realize a 100% loss.  As of June
30,  2001,  the  Partnership  has  contracts  with two CTAs who make the
trading   decisions.   One  of  the  CTAs  trades  a  program   that  is
diversified among all commodity  groups,  while the other is diversified among the  various  futures  contracts  and  forwards  contracts  in the financial  and  metals  group.  Both  CTAs  trade on U.S.  and  non-U.S.
exchanges. Such diversification should greatly reduce this market risk.

At June 30, 2001,  the cash  requirement  of the commodity  interests of the  Partnership  was  $1,683,782.  This  cash  requirement  was  met by
$5,380,087  held in  segregated  funds,  $677,684  held in secured funds and $230,208 held in  non-regulated  funds.  At June 30, 2001,  cash was on deposit with the Clearing  Broker that exceeded the cash  requirement amount.

The following  chart  discloses the dollar amount of the unrealized gain or loss on open contracts  related to exchange traded  contracts for the
Partnership as of June 30, 2001:

COMMODITY GROUP           UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES                  2,955
FOREIGN CURRENCIES                       35,554
STOCK INDICES                          (112,788)
ENERGIES                                 20,055
METALS                                  (49,785)
INTEREST RATE INSTRUMENTS               (19,875)

TOTAL                                  (123,884)

The range of maturity dates of these  exchange  traded open contracts is
July 2001 to March 2002.

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

Fiscal Quarter ended June 30, 2001

The Partnership recorded a loss of $977,911 or $84.01 per unit for the second quarter of 2001.

The  Partnership  posted  losses  in each  of the  three  months  in the second  quarter.  Overall,  the  second  quarter  of fiscal  2001  ended substantially  negative for the Partnership.  Both managers,  the Welton
Investment   Group   (Welton)  and  John  W.  Henry  and  Company  (JWH)
experienced poor  performance.  On June 30, 2001, JWH was managing 56.8%
of the  Partnership's  assets  while  Welton was  managing  43.2% of the
Partnership's assets.

In April,  the  Partnership  suffered losses as the economy and the U.S.
stock market  demonstrated signs of rebounding.  An unexpected  discount rate  cut in the  US,  coupled  with a lack of a cut in  Europe,  caused trend  reversals  in both  the Euro and  U.S.  dollar  denominated  bond
markets.   These   reversals   were   negative  for  The   Partnership's
investors.  Long positions in the Japanese bond market,  which have been maintained  for  several  months,  were closed out after  similar  price behavior.  Trading in British,  Swiss and Australian  interest rates was also  slightly  negative.  The  currency  sector  experienced  losses in
April.  The  biggest  loss  came in the Yen,  which was up  against  the dollar  for  the  first  month  since  August.  The  U.S.  dollar  fared slightly  better  against the Euro,  Swiss franc and the British  pound, but lost ground to each for the month.  Gold  rallied  slightly  off its low,  which  reduced  open trade  profits and led to a small loss in the
metal  sector.   Petroleum  prices  continued  trading  in  a  volatile,
sideways  manner which  accounted  for a small loss in energy.  Overall, the  Partnership  recorded  a loss of  $595,102  or  $50.88  per unit in
April.

In May,  short  positions in the Euro proved to be very  profitable  for
The  Partnership's  investors.  The  Euro  continued  to  erode in value against  the U.S.  dollar  as a lack of  confidence  in  their  monetary system is making  Europeans  reconsider the need for a common  currency.
Trading in the interest rate sector was  challenging.  Despite rate cuts by both  the Fed and the  European  Central  Bank,  many  interest  rate markets  moved in a trendless  manner which  resulted in losses.  Energy markets were  indecisive  in May.  Gains in short  natural gas positions were the  most  profitable  while  long  crude  oil  positions  incurred losses.  As has been the case for several  months,  the  Partnership has very small  positions  in metal and  commodity  markets due to a lack of price trends.  The Partnership  recorded a loss of $112,726 or $9.64 per unit in May.

In June, the  Partnership  suffered losses in interest rate and currency trading  primarily due to the  uncertainty  in the global  economy.  The interest rate sector  experienced  negative  performance  largely due to the  volatility  associated  with the U.S.  Federal  Reserve's rate cut.
Markets  failed to follow  through after the cut, which led to losses in all  U.S.  dollar  and  the  Euro  denominated  interest  rate  trading.
Australian  interest rate trading was negative as well.  The only bright spot in the  interest  rate  sector  came  from  the long  positions  in
Japanese  government  bonds. The re-election of U.K. Prime Minister Tony
Blair added to an already  confusing  situation in the currency  sector.
The Euro and  British  Pound  closed the month about  unchanged  against the U.S. dollar.  However,  the intra-month  volatility in each of these markets triggered  stop-loss  selling.  The Partnership's long Yen/short
Euro  position,  which had been  profitable  in May,  was  closed due to weakness  in the Yen.  Losses in crude  oil and  gasoline  trading  more
than  offset  gains  made  in  short   positions  in  natural  gas.  The
Partnership recorded a loss of $270,083 or $23.49 per unit in June.

The Partnership is down 5.50% for calendar year 2001.

Subsequent  to the end of the  quarter,  on July 11,  2001,  Welton  was given  instructions  to  liquidate  all  the  positions  it had  for the
Partnerships  trading  pursuant to its Diversified  Program and to cease trading.  The General  Partners  are  researching  traders  with whom to place the assets formerly traded in the Welton Diversified Program.

During  the  quarter,  investors  redeemed a total of 521.29  units.  At
the  end  of  the  quarter  there  were  11,444.50   units   outstanding
(including 450.32 units owned by the General Partners).

During the fiscal  quarter  ended June 30, 2001 the  Partnership  had no
material  credit   exposure  to  a  counterparty   which  is  a  foreign
commodities  exchange  or  to  any  counterparty  dealing  in  over  the counter contract which was material.

Fiscal Quarter ended June 30, 2000

The  Partnership  recorded a loss of $744,105 or $53.43 per unit for the second  quarter  of  2000.  This  compares  to a gain of  $1,003,141  or
$60.39 per unit for the second quarter of 1999.

The  Partnership  posted losses every month in the second  quarter.  The world's  interest  rate,  currency,  stock index and metals  markets had been  focusing on  inflation  indicators  which had been  sending  mixed signals.  This led to  trend-less,  erratic  markets which are difficult for managers  utilizing  long-term  trend  following  strategies such as the John W.  Henry and  Company,  Inc.  ("JWH")  and  Welton  Investment
Corporation  ("Welton").  At June 30, 2000,  JWH was managing 65% of the
Partnership's  assets and Welton was managing  35% of the  Partnership's assets.

In April,  volatility  in stocks led to a stronger  U.S.  dollar  versus the Euro and  profits  for the  Partnership.  Despite an  interest  rate increase by  European  central  banks,  the U.S.  dollar  reached an all time high  versus  the Euro.  Additional  profits  were  accrued in long
dollar   positions   against  the   British,   Swiss,   and   Australian
currencies.   Stock  index  trading   suffered,   especially  in  Japan.
Although the  Partnership's  metals positions were up slightly,  overall trading in  non-financial  markets was down slightly with the energy and food markets showing losses.  This was an especially  difficult area for
Welton,  who was  down  over  7%.  The  Partnership  recorded  a loss of
$101,514 or $7.11 per unit in April.

In May,  mixed  inflationary  signals  set the scene for two major trend reversals.  The U.S.  interest  rate  market  had a  volatile  change of direction  as rates  headed  lower and the Euro  abruptly  reversed  its long  term  down  trend  versus  the  U.S.  dollar.  After  having  been profitable  for the majority of May, the  Partnership  closed lower when both trends  reversed.  Trading in U.S.  bonds was down sharply,  as was the Euro  denominated  interest  rate trading.  After  hitting  all-time lows  against  the  U.S.  dollar  in  April,  the Euro  appreciated  and profits  accumulated by the Partnership in April were given back.  Short positions  in the Nikkei made the stock index  sector the only  positive
performing   financial   area.  Long  positions  in  the  energy  sector
produced  positive  results  as  petroleum  prices  continued  to surge.
Trading in metals,  foods and fibers was flat. The Partnership  recorded a loss of $200,536 or $14.27 per unit in May.

In June,  uncertainty  regarding an economic slowdown in the U.S. and an interest  rate  rise  in  Europe  provided  a  conflicting  climate  for trading.  These events created  problems in the currency  sector,  which was the worst  performing  area in June. JWH found this area  especially difficult.  The  Partnership's  positions in interest rates,  metals and stock indices were  unprofitable as well. On the positive side,  surging petroleum  prices  allowed  long  positions  in  the  energy  sector  to continue to accrue  profits.  Profitable  positions in sugar and soybean oil  allowed the  agricultural  sector to show a small  positive  return for the month.  However,  the Partnership recorded a loss of $442,055 or
$32.05 per unit in June.

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
Within  the first  couple of days of the New Year,  the  Japanese  banks intervened  and  started  pouring  money  into  the  U.S.  dollar.  This abrupt  reversal  in the  U.S.  dollar/Yen  relationship  resulted  in a reversal  of the  Partnership  positions  from  long  Yen to  short  Yen within a matter  of  days.  Short  Australian  dollar  positions  proved difficult  and also  resulted  in  losses.  Stock  indices,  namely  the
Nikkei fell in  response  to  volatility  in the tech  sector,  which is
factored  into  that  index.   Long  positions  hurt  the  Partnership's
performance as did long positions in the  S and P  500  Stock  Index and
Paris CAC-40 index. Sustained long coffee positions were unprofitable as coffee prices  continue to fall.  Despite  realizing  profits from short
U.S.  bond and  long  Japanese  Government  Bond  positions,  as well as maintaining  long  profitable  crude oil and short  aluminum  positions, the  Partnership  posted  overall  losses.  All in all, the  Partnership posted a loss of $464,596 or $29.91 per unit in January.

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
Food and grain  markets  were once again  featureless.  Precious  metals trading  suffered as gold prices  rallied and then fell sharply.  Equity indices  gained some ground lost in January as U.S. and European  equity indices  rose.  Long  positions  in  U.S.  Stock  Indices  had  a  small positive  impact.  On March 2, the  General  Partners  received a letter from  Verne  Sedlacek,  President  of John W.  Henry and  Company,  Inc.
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

In March,  profit taking in U.S.  stocks led to massive  capital  shifts out of  the  U.S.  dollar  and  into  the  Japanese  yen.  These  events destabilized  currency  and stock  markets  worldwide  and  resulted  in losses for the  Partnership.  The appreciation of the Yen contributed to
Partnership  losses in that long  positions  in the U.S.  dollar and the
Euro  versus  the Yen  both  suffered.  Marginal  gains  in U.S.  dollar positions  against European and Australian  currencies proved inadequate in offsetting  these losses.  Non-financial  markets were,  for the most part,  quiet in March.  Profits  in long  crude oil,  heating  oil,  and
gasoline   positions  were  reduced  when  OPEC  agreed  to  expand  oil production.  Performance in precious,  as well as, industrial metals was down  slightly.  The food and grain markets were  featureless.  Positive performance  in  March  came  from  the  interest  rate  sector.  The 7%
correction  in tech stocks  coupled with the U.S.  treasury's  continued
buying  of  longer  dated  bonds  led  to  positive  performance  in the
Partnership's  bond position.  The European  Central Bank's  decision to raise  short-term  interest  rates  led to  purchasing  European  bonds, which  assisted  the  Partnership's  position  as well.  Stock  indices,
namely   the   appreciation   in  the S and P 500  contributed   to  the
Partnership's  performance.  Overall,  the Partnership  posted a loss of
$77,233 or $5.26 per unit in March.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a vote of Security Holders

None

Item 5.  Other Information

Subsequent  to the end of the  quarter,  on July 11,  2001,  Welton  was instructed to liquidate  the  Partnership's  positions  held pursuant to
Welton's  Diversified  Program and to cease  trading  for that  program.
The General  Partners are  researching  traders with whom to place these assets formerly traded in the Welton Diversified Program.

Effective  June 19, 2001 Shaun  O'Brien was  appointed  Chief  Financial
Officer of CIS  Investments,  Inc.,  one of the General  Partners of the
Partnership.  At that same time, Todd Urbon was appointed Treasurer.  On
July 9, 2001,  Bernie Dan  resigned  his  position as  President.  As of the date of this filing, no one has been appointed to replace him.

On April 30, 2001 Peter  Anderson  resigned  his position as Director of
IDS  Futures   Corporation,   one  of  the   General   Partners  of  the
Partnership.  As of the date of this filing none has been  appointed  to replace him. On May 11, 2001,  Michael  Weiner  resigned his position as
Vice  President,  Treasurer  and  Secretary.  As of  the  date  of  this filing no one has been appointed to replace him.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

None

b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the  registrant  has duly  caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES II, L.P.

Date:   August 1, 2001
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun O'Brien
        Shaun O'Brien
        Chief Financial Officer

(Duly  authorized  officer  of the  General  Partner  and the  Principal
Financial Officer of the General Partner)