Form 10-Q
period 2001-09-30
IDS MANAGED FUTURES II L P
filed 2001-11-13
CIK 813831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2001

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
Part I. Financial Information
Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended
September 30, 2001 and the additional time frames as noted:

                          Fiscal Quarter  Year to Date    Fiscal Year     Fiscal Quarter  Year to Date
                          Ended 9/30/01   Ended 9/30/01  Ended 12/31/00   Ended 9/30/00   Ended 9/30/00

Statement of
Financial Condition       X                                  X

Statement of
Operations                X                X                                X                X

Statement of Changes
in Partners' Capital                       X

Statement of
Cash Flows                                 X                                                 X

Notes to Financial
Statements                X
IDS MANAGED FUTURES II, L.P.
STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
                                                           Sept 30, 2001     Dec 31, 2000
ASSETS

Equity in commodity futures
   Trading accounts:
   Cash on deposit with Brokers                            $5,812,640         $5,929,614
   Unrealized gain (loss) on open
     futures contracts                                        100,158          1,230,116

                                                          5,912,798          7,159,730

Interest receivable                                            13,192             25,919

      Total assets                                         $5,925,990         $7,185,649

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AEFA Advisors and CIS           $10,108            $20,814
   Accrued exchange, clearing and NFA fees                       $307               $375
   Accrued management fee                                       6,305             11,887
   Accrued incentive fee                                            0                  0
   Accrued operating expenses                                  13,252             32,000
   Redemptions payable

      Total liabilities                                        43,012            249,330

Partners' Capital:
   Limited partners (10,749.50 units                        5,646,436          6,639,371
     outstanding at 9/30/01, 11,515.47
     units outstanding at 12/31/00) (see Note 1)
   General partners (450.32 units outstanding at 9/30/01,     236,542            296,948
     515.03 units outstanding  at 12/31/00) (see Note 1)

      Total partners' capital                               5,882,978          6,936,319

      Total liabilities and
        partners' capital                                  $5,925,990         $7,185,649

Net asset per outstanding unit of partnership interest        $525.27            $576.56

See accompanying notes to financial statements.
IDS MANAGED FUTURES II, L.P.
STATEMENTS OF OPERATIONS
UNAUDITED
                                                 Jul 1, 2001   Jan 1, 2001    Jul 1, 2000    Jan 1, 2000
                                                 through       through        through        through
                                                Sept 30, 2001  Sept 30, 2001  Sept 30, 2000  Sept 30, 2000

REVENUES

Gain (loss) on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions        ($386,636)     $722,273     ($198,543)      ($1,000,475)
  Change in unrealized gain (loss)
     on open positions                              224,042   ($1,129,957)    ($277,680)         (806,886)
Interest income                                      46,253       177,915        66,316           244,245
Foreign currency transaction gain (loss)             15,922        23,027       (13,713)          (60,605)
Other revenue                                             0        38,025             0                 0

      Total revenues (losses)                     ($100,419)    ($168,717)    ($423,620)      ($1,623,721)

EXPENSES

   Commissions paid to AEFA Advisors and CIS         83,581      $271,729        86,150           274,046
   Exchange fees                                     10,364       $27,508         1,800             7,663
   Management fees                                   19,673       $87,402        53,119           187,891
   Incentive fees                                         0        $7,402             0                 0
   Operating expenses                                 8,173        24,573         7,894            24,187

      Total expenses                                121,791       418,614       148,963           493,787

      Net loss                                    ($222,210)    ($587,331)    ($572,583)      ($2,117,508)

LOSS PER UNIT OF
  PARTNERSHIP INTEREST                              ($19.58)      ($51.29)      ($43.56)         ($149.54)

See accompanying notes to financial statements.
IDS MANAGED FUTURES II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2001 through September 30, 2001
UNAUDITED

                                                                    Limited       General
                                                      Units*        Partners      Partners       Total

Partners' capital at January 1, 2001                  11,515.47    $6,639,371     $296,948   $6,936,319

Net profit (loss)                                                    (563,374)     (23,957)    (587,331)

Redemptions                                             (765.97)     (429,561)     (36,449)    (466,010)

Partners' capital at September 30, 2001               10,749.50    $5,646,436     $236,542   $5,882,978

Net asset value per unit
   January 1, 2001                                                    $576.56      $576.56

Net profit (loss) per unit                                             (51.29)      (51.29)

Net asset value per unit
   September 30, 2001                                                 $525.27      $525.27

* Units of Limited Partnership interest.

See accompanying notes to financial statements.
IDS MANAGED FUTURES II, L.P.
STATEMENTS OF CASH FLOWS
UNAUDITED

                                                          Jan 1, 2001             Jan 1, 2000
                                                          through                 through
                                                          Sept 30, 2001           Sept 30, 2000

Cash flows from operating activities:
   Net loss                                               ($587,331)              ($2,117,507)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Change in assets and liabilities:
     Decrease in unrealized gain on open
       futures and forward contracts                      1,129,958                   806,886
     Decrease in interest receivable                         12,727                     6,735
     Decrease in accrued liabilities                        (35,104)                  (19,007)

     Net cash provided by (used in)
       operating activities                                 520,250                (1,322,893)

Cash flows from financing activities:

   Partner redemptions                                     (637,224)               (1,392,170)

   Net cash used in
     Financing activities                                  (637,224)               (1,392,170)

Net increase (decrease) in cash                            (116,974)               (2,715,063)

Cash at beginning of period                               5,929,614                 8,533,968

Cash at end of period                                    $5,812,640                $5,818,905

See accompanying notes to financial statements.

                      IDS MANAGED FUTURES II, L.P.
                     NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001

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

(2) Summary of Significant Accounting Policies

The  accounting  and reporting  policies of the  Partnership  conform to generally  accepted  accounting  principles  in  the  United  States  of
America and to general  practices within the commodities  industry.  The following is a description  of the more  significant  of those  policies that the Partnership follows in preparing its financial statements.

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

Under  signed  agreement,  prior to  October  1,  2000,  JWH  received a monthly  management  fee of 1/12 of 4% of the  month-end net asset value of the  Partnership  under its management and an incentive fee of 15% of the  Partnership's  net trading  profits,  if any,  attributable  to its management.  Effective  October  1,  2000,  the  agreement  with JWH was changed  to  reduce  the  monthly  management  fee to  1/12 of 2% of the month-end  net  asset  value  of  the  Partnership's  assets  under  its management  and to increase the  incentive fee to 20% of the new trading profits  attributable  to its  management.  Note,  Welton Alpha  Overlay program does not receive Management fees.

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

(4) Income Taxes

No   provision   for  Federal   income   taxes  has  been  made  in  the
accompanying  financial  statements as each partner is  responsible  for reporting  income  (loss)  based on the pro rata share of the profits or losses  of the  Partnership.  The  Partnership  is  responsible  for the
Illinois State  Partnership  Information  and  Replacement  Tax based on the operating  results of the  Partnership.  Such tax amounted to $0 for the  quarters  ended  September  30,  2001 and 2000 and is  included  in operating expenses in the statements of operations.

(5) Financial Instruments with Off-balance Sheet Risk

The Company is a party to financial  instruments with off-balance  sheet risk  in the  normal  course  of its  business.  These  instruments  are primarily the  execution  and clearing of orders for  commodity  futures and  options  contracts  on  behalf  of  its  customers  (including  its
Parent),  substantially  all of which are  transacted on a margin basis.
Such  transactions  may expose the Company to off-balance  sheet risk in
the  event  that  a  customer  is  unable  to  fulfill  its   contracted
obligations.   In  the  event  the   customer   fails  to  satisfy   its
obligations,  the Company may be required to purchase or sell  financial instruments  at  prevailing  market  prices  in  order  to  fulfill  the customer's  obligations.  The  Company  seeks to control  these risks by requiring  customers to maintain  margin  collateral in compliance  with
various  regulatory  and  internal  guidelines.   The  Company  monitors
required  margin  levels  daily  and,   pursuant  to  such   guidelines,
requires   customers  to  deposit   additional   collateral   or  reduce
positions  when  necessary.  The Company will also require its customers to deposit  additional  equity or reduce  positions if it is  determined that their activities may be subject to above-normal market risks.

Clearance,   financing,   and  settlement  activities  may  require  the
Company to maintain funds with or pledge  securities as collateral  with other financial  institutions.  In the event the  counterparty is unable to meet its contracted  obligation to return the  securities  pledged as collateral,  the  Company  may be exposed to the risk of  acquiring  the securities at  prevailing  market  prices.  The Company  controls  these
risks  by  assessing   the   creditworthiness   of  each   counterparty,
establishing  limits,  and  monitoring  compliance  on  a  daily  basis.
Additionally,  the Company monitors  collateral  market value on a daily basis,  and  adjusts  collateral  levels in the  event of excess  market exposure.

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

Fiscal Quarter ended September, 2001

The Partnership recorded a loss of $222,210 or $19.58 per Unit for the third quarter of 2001.

During  the  third  quarter,   the  Partnership   experienced   negative
performance.  The  account  managed  by the John W.  Henry and  Company,
Inc.  (JWH) was up 8.37% for the  quarter.  However,  the Alpha  Program managed by the Welton Investment  Corporation  (Welton),  which overlays
100% of the  Partnership,  was down 7.04% for the quarter.  On September
30,  2001,  JWH was managing  64.08% of the  Partnership's  assets.  The balance of the  Partnership's  assets  were  being  held in an  interest bearing account.

In  July,  positive  performance  in the  currency  sector  early in the
month   turned  into  a  small  loss  by  month  end.  The  single  most profitable  position in the  Partnership's  portfolio was short Japanese yen.  Long  positions  in the Euro and the U.S.  dollar  against the Yen were not enough to offset  losses in other  currency  positions.  In the interest rate sector,  the  Partnership's  long global bond position was
slightly   positive.   Small  profits  were  produced  in  almost  every
geographic  area.  Crude  and  heating  oil  prices  bounced  about in a featureless  pattern.  The metal sector  showed signs of breaking out of its  prolonged  down  trend  as  silver,  copper  and  aluminum  rallied sharply.  Overall,  the  Partnership  recorded  a loss  of  $269,732  or
$23.57 per unit in July.

During  August,  disappointing  economic  indicators  allowed  for lower
interest   rates  around  the  globe  and  a  positive   month  for  the
Partnership.

The interest rate sector  performed  extremely  well in August.  Profits were accrued from positions  ranging from short-term  Treasury-bills  to
30 year bonds.  Interest rate trading was  profitable in all  geographic areas except Japan.  The currency  sector  posted a positive  result due to  trading in  European  markets.  Long  positions  in the Euro,  Swiss franc,  and  British  pound  against  the U.S.  dollar and Yen were very profitable.  Despite having participated  lightly in stock index futures in  August,  the  Partnership  amassed  gains in this  area due to short positions in Japanese,  German and British stock index  futures.  In the energy  sector,  gains in heating oil were offset by losses in all other energy  markets.  In metals,  a rally in gold reversed  abruptly and led to small  losses in that  sector.  Gains in coffee  were not  enough for agricultural  sector to post a gain. Overall,  the Partnership  recorded a gain of $218,893 or $19.26 per unit in August.

On  September  11,  2001,  the bombing of the World Trade  Center sent a shock wave through the world's capital  markets.  CIS  Investments,  Inc and  Cargill  Investor  Services,  Inc.,  the  Partnership's  co-General
Partner and  Clearing  Broker  evacuated  their Sears Tower  location to operate out of their  Disaster  Recovery site in suburban  Chicago.  All daily functions  related to the Partnership,  such as trade  processing, accounting  and  monitoring  of trading  activity,  were  performed in a routine  manner.  On  Wednesday,  CISI  and  CIS  resumed  their  normal operations from their Sears Tower location.

Welton's  Alpha  Portfolio,  an option overlay  program,  is utilized to manage  Partnership  assets.  This type of strategy  fares poorly during extreme  market  conditions  such as those  after  the  bombing.  Hence,
Welton  suffered  large  losses in  September.  These  losses  more than offset  the  gains  made  by the  JWH.  At the  end  of  September,  the
Partnership's  largest  positions  were long  interest  rates around the globe as well as short the U.S.  dollar versus the Yen,  Euro, and Swiss franc.  Slightly  smaller  positions  were  held in long gold as well as
short  British,   Japanese  and  German  stock  indices.   Overall,  the
Partnership   recorded  a  loss  of  $171,371  or  $15.27  per  unit  in
September.

During  the  quarter,  investors  redeemed a total of 244.68  units.  At
the  end  of  the  quarter  there  were  11,199.82   units   outstanding
(including 450.32 units owned by the General Partners).

During the fiscal quarter ended  September 30, 2001 the  Partnership had no  material  credit  exposure  to a  counterparty  which  is a  foreign commodities exchange.

Fiscal Quarter ended September 30, 2000

The  Partnership  recorded a loss of $572,583 or $43.56 per unit for the third  quarter of 2000.  This compares to a loss of $1,285,572 or $79.49 per unit for the third quarter of 1999.

The  Partnership  posted losses in July and  September.  Performance  in
August  was up  slightly.  Markets  continued  the  erratic,  trend-less patterns  that  occurred  in the  second  quarter.  Both JWH and  Welton experienced  losses  this  quarter.  As of  September  30,  2000 JWH was managing 61% of the  Partnership's  assets while Welton was managing the remaining 39%.

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

On the positive side,  surging  petroleum  prices allowed long positions
in  the  energy  sector  to  continue  to  accrue  profits.   Profitable
positions in sugar,  soybeans and coffee  supported  performance  in the
non-financial  markets.   Metals'  trading  was  slightly  negative.  In
summation,  the  Partnership  recorded a loss of  $214,361 or $15.71 per unit in July.

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
These  gains were  somewhat  offset by losses  which  occurred  when the
Japanese   economy   strengthened,   causing   a   rally   against   the
Partnership's short Yen position.

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

Currency  markets were caught off guard  September 22, 2000 when massive central bank  intervention  supported  the Euro and  temporarily  halted its  decline.  After  having  been up almost 6%  earlier  in the  month, performance  suffered  when the central  banks from Canada,  Japan,  the
United  Kingdom and the U.S.  agreed to purchase  over 6 billion  Euros.
The  Central  Bankers  intervened  because  the Euro had  declined  to a level  that  could  create  inflation  in its  member  countries.  Their action led to  reverberations  throughout the currency and interest rate markets.  Despite the gains seen early in the month,  this  intervention caused  positions in European and Asian  currencies and foreign and U.S.
debt  markets to be mostly  unprofitable.  In the energy  sector,  crude oil  prices,  after  rising to over $39 a barrel,  fell  sharply on news that OPEC increased production and the Clinton  administration  released
30  million  barrels  from  the  U.S.  strategic  supply.  Despite  this increase  in  supply,  crude  oil  inventory  was at a 20  year  low and remained susceptible to additional price dislocations.

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

Effective  October 1, 2000,  fees paid to the  Partnership's  CTAs, were changed.  The  annual  Management  fee was  reduced to 2% (down from 4%)
while the  incentive  fee was  increased to 20% (up from 15%) of new net
high  profits.   These   changes   reduced  the   "breakeven"   for  the
Partnership  at  that  time  by  2%  and  put  a  greater   emphasis  on
profitability.

Limited  Partners  redeemed a total of 877.69  units during the quarter.
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

Fiscal Quarter ended June 30, 2001

The  Partnership  recorded a loss of $977,911 or $84.01 per unit for the second quarter of 2001.

The  Partnership  posted  losses  in each  of the  three  months  in the second  quarter.  Overall,  the  second  quarter  of fiscal  2001  ended substantially  negative for the Partnership.  Both managers,  the Welton and  JWH  experienced  poor  performance.  On  June  30,  2001,  JWH was managing  56.8% of the  Partnership's  assets  while Welton was managing
43.2% of the Partnership's assets.

In April,  the  Partnership  suffered losses as the economy and the U.S.
stock market  demonstrated signs of rebounding.  An unexpected  discount rate cut in the U.S.,  coupled  with a lack of a cut in  Europe,  caused trend  reversals  in both  the Euro and  U.S.  dollar  denominated  bond markets.  These  reversals  were  negative  for  the  Partnership.  Long positions in the Japanese  bond market,  which had been  maintained  for several months,  were closed out after similar price  behavior.  Trading in  British,  Swiss and  Australian  interest  rates  was also  slightly negative.  The currency sector  experienced losses in April. The biggest loss  came in the Yen,  which was up  against  the U.S.  dollar  for the first  month  since  August.  The  U.S.  dollar  fared  slightly  better against the Euro,  Swiss franc and the  British  pound,  but lost ground to each  for the  month.  Gold  rallied  slightly  off  its  low,  which reduced  open  trade  profits  and  led to a  small  loss  in the  metal sector.  Petroleum  prices  continued  trading in a  volatile,  sideways manner  which  accounted  for a  small  loss  in  energy.  Overall,  the
Partnership recorded a loss of $595,102 or $50.88 per unit in April.

In May,  short  positions in the Euro proved to be very  profitable  for the  Partnership.  The Euro continued to erode in value against the U.S.
dollar as a lack of confidence in their  monetary  system made Europeans reconsider  the need  for a common  currency.  Trading  in the  interest rate sector was  challenging.  Despite rate cuts by both the Fed and the
European  Central Bank,  many interest rate markets moved in a trendless manner  which  resulted in losses.  Energy  markets were  indecisive  in
May.  Gains in short  natural  gas  positions  were the most  profitable while long crude oil  positions  incurred  losses.  As has been the case for several  months,  the  Partnership had very small positions in metal and  commodity  markets due to a lack of price trends.  The  Partnership recorded a loss of $112,726 or $9.64 per unit in May.

In June, the  Partnership  suffered losses in interest rate and currency trading  primarily due to the  uncertainty  in the global  economy.  The interest rate sector  experienced  negative  performance  largely due to the  volatility  associated  with the U.S.  Federal  Reserve's rate cut.
Markets  failed to follow  through after the cut, which led to losses in
all  U.S.   dollar  and  Euro   denominated   interest   rate   trading.
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

The  Partnership  posted losses every month in the second  quarter.  The world's  interest  rate,  currency,  stock index and metals  markets had been  focusing on  inflation  indicators  which had been  sending  mixed signals.  This led to  trend-less,  erratic  markets which are difficult for managers  utilizing  long-term  trend  following  strategies such as the JWH and  Welton.  At June  30,  2000,  JWH was  managing  65% of the
Partnership's  assets and Welton was managing  35% of the  Partnership's assets.

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
Despite  a  trend  interruption  late  in  the  month,  trading  in  the
interest   rate  sector  was  positive   with  some   geographic   areas
dramatically  outperforming  others.  The Bank of  Japan's  decision  to
stimulate   Japan's  economy  at  all  costs  hastened  the  decline  of
Japanese  interest rates which allowed the  Partnership's  long Japanese bond  positions  to be the  most  profitable  in the  portfolio.  Gloomy growth  outlooks for Europe and Great Britain  directed  interest  rates lower which was profitable for the Partnership.  Conversely,  trading in
U.S.  interest rates was negative.  The currency sector,  which had been up dramatically  since September,  continued its stellar  performance in
March.  The unyielding  strength of the U.S.  dollar versus the Japanese yen  was the  cornerstone  of the  sector's  performance.  The Yen  lost approximately  8% to the U.S.  dollar  in March  and  approximately  17%
since  September  2000.  Gains  were also  accrued  in long U.S.  dollar positions  against the Swiss  franc and  Australian  dollar.  Trading in the U.S. dollar versus the Euro was slightly  negative.  As had been the case  for  several  months,  position  sizes  in the  commodity,  metal, energy and stock  index  sectors  were quite  small due to lack of price trends.  The Partnership  recorded a gain of $785,660 or $66.67 per unit in March.

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
Food and grain  markets  were once again  featureless.  Precious  metals trading  suffered as gold prices  rallied and then fell sharply.  Equity indices  gained some ground lost in January as U.S. and European  equity indices  rose.  Long  positions  in  U.S.  stock  indices  had  a  small positive  impact.  On March 2, 2000,  the  General  Partners  received a letter from Verne Sedlacek,  President of JWH,  detailing  modifications to the Financial and Metals trading  program.  All changes were designed to add balance to the program  without  giving up any upside  potential.
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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a vote of Security Holders

None

Item 5.  Other Information

On August 31, 2001,  Ronald L. Davis  resigned as Vice  President of CIS
Investments, Inc. No one will be appointed to this position.

Subsequent to the end of the second  quarter,  on July 11, 2001,  Welton was  instructed to liquidate the  Partnership's  positions held pursuant to  Welton's  Diversified  Portfolio  and  to  cease  trading  for  that program.  The General  Partners  are  researching  traders  with whom to
place  these   assets   formerly   traded  in  the  Welton   Diversified
Portfolio.  Welton continues to manage  partnership  assets in its Alpha
Program.

On July 9, 2001,  Bernie Dan  resigned his position as President of CIS.
Mr. Dan was replaced by James  Davison,  who had been Managing  Director of CIS Europe.  Mr.  Davison  first joined CIS in 1987, he has extensive experience  in all areas of the  futures  business.  We feel this change of leadership will not have a material effect on the Partnership.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

None

b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the  registrant  has duly  caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES II, L.P.

Date:   November 12, 2001
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun O'Brien
        Shaun O'Brien
        Chief Financial Officer

(Duly  authorized  officer  of the  General  Partner  and the  Principal
Financial Officer of the General Partner)