Form 10-K
period 2001-12-31
IDS MANAGED FUTURES II L P
filed 2002-04-01
CIK 813831

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2001

                       Commission File No. 0-17443

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

     Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:
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

The  aggregate  market value of the voting and  non-voting  common  equity held  by  non-affiliates  of  the  Registrant  as of  February  28,  2002:
$5,279,362.38.

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
Financial  Services  Inc.,  which  acts as the  Partnership's  introducing broker and selling agent.  Trading  decisions for the  Partnership for the fiscal  year  ended  December  31,  2001  were  made  by  two  independent commodity  trading advisors,  John W. Henry and Company,  Inc. ("JWH") and
Welton Investment Corporation ("Welton").

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
Commission ("SEC").

CIS  Financial  Services,  Inc  ("CISFS"),  an  affiliate of CIS and CISI, acts as the  Partnership's  forward  contract  broker and in that capacity
arranges   for  the   Partnership   to  contract   directly   for  forward
transactions  in  foreign  currencies.  CISFS is a direct  participant  in the interbank  market for foreign  currencies.  The Partnership  acts as a principal in each  transaction  entered  into with a bank,  and CISFS acts only as the Partnership's agent brokering these transactions.

The General  Partners  each  contributed  $77,035 (a total of $154,070) in cash to the capital of the Partnership,  which was  approximately  1.1% of the total  contributions  to the  Partnership  (less selling  commissions)
by all  Partners.  The General  Partners  received  in  exchange  for such contribution  644.4502  units  (322.2251  units each).  Under the terms of the Limited  Partnership  Agreement,  the General  Partners may not select
Partnership  transactions  involving the purchase or sale of any commodity interests,  but must  select one or more  trading  advisors  to direct the
Partnership's  trading  with  respect  thereto.   Initially,  the  General
Partners  chose and  caused  the  Partnership  to enter  into an  Advisory
Contract  with each of Commodity  Monitors,  Inc.,  JWH,  Mint  Investment
Management  Company,  Neims-Stoken  Partnership  and Sabre Fund Management
Limited  (collectively,  the  "Advisors").  Commencing  on March 1,  1988,
after the  conclusion of the initial  offering  period with respect to the
Partnership's  Limited  Partnership  units,  the Advisors began to provide commodity  trading  instructions  to CIS  on  behalf  of the  Partnership.
Mint Investment  Management  Company gave notice to the  Partnership  that they  were  withdrawing  as an  Advisor  due to a  restructuring  of their business.  After February 28, 1989 Mint Investment  Management  Company no
longer   traded   assets  of  the   Partnership.   Further,   Neims-Stoken
Partnership  was  closed  out on  October  13,  1989  due to poor  trading performance.  The assets  remaining from both Mint  Investment  Management
Company and  Neims-Stoken  Partnership  were allocated among the remaining
Advisors.  The assets  formerly  managed by JWH  pursuant to its  Original
Trading  Method were  allocated  to another  program  operated by JWH, the
Financial and Metals Portfolio,  as of February 1989.  Further,  Commodity
Monitors,  Inc.  ceased  trading  assets  of the  Partnership  due to poor
trading   performance   in  April  1991  and  Chang   Crowell   Management
Corporation  began trading  assets in August 1991. As of November 16, 1994
Chang Crowell  Management  Corporation was terminated as an Advisor to the
Partnership  and on  December  12,  1994 the  assets  formerly  managed by
Chang  Crowell  Management   Corporation  were  allocated  to  Sabre  Fund
Management  Limited.  On July 8, 1997 the General Partners entered into an agreement to add Welton as an  additional  independent  commodity  trading advisor for the  Partnership  and  effective  August 1, 1997 the assets of the  Partnership  were  re-allocated  among  JWH,  Sabre  Fund  Management
Limited  and  Welton.  The  General  Partners  elected  not to  renew  the
Advisory  Contract  of Sabre  Fund  Management  Limited  and it expired on
December  31,  1997.  From  January  1,1998,  all  of  the  assets  of the
Partnership  were  managed  by  JWH  and  Welton.  Collectively,  JWH  and
Welton are herein referred to as the "Advisors".

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
The  General   Partners   are  further   authorized,   on  behalf  of  the
Partnership  (i) to  enter  into  the  brokerage  clearing  agreement  and
related  customer   agreements  with  their  affiliates,   CIS  and  AEFA,
pursuant to which those firms render  clearing and  introducing  brokerage services  to  the  Partnership;  (ii)  to  cause  the  Partnership  to pay
brokerage   commissions  at  the  rates  provided  for  in  the  brokerage agreement (the  Partnership  pays  commissions  on trades  executed on its behalf by JWH at a rate of $58.75  per round  turn  contract  to CIS which
in  turn   reallocates   $37.25  per  round  turn  contract  to  AEFA,  an
affiliate of IDS  Futures;  the  Partnership  paid  commissions  on trades executed  on its  behalf  by Welton  at a rate of  $43.75  per round  turn contract to CIS which in turn  reallocated  $27.15 per round turn contract to AEFA)  and  NFA,  exchange,  clearing,  delivery,  insurance,  storage, service  and  other  fees  and  charges  incidental  to the  Partnership's trading.  The Partnership  shall pay such brokerage  commissions which may be increased  at rates  equivalent  to  increases  in the  Consumer  Price
Index or other comparable measure of inflation.

The Advisory  Contracts  between the Partnership and the Advisors  provide that the Advisors  shall each have sole  discretion in and  responsibility for  the  selection  of  the  Partnership's  commodity  transactions  with respect to the portion of the  Partnership's  assets  allocated to it. The
Advisory  Contract  with JWH was  amended  on April  30,  1996  (but  made effective  back to the date of March 31,  1996) to extend  the term of the
Advisory  Contract  through  December 31, 1996 with the automatic  renewal for three additional  twelve-month  terms (beginning  January 1 and ending
December 31 of each year)  through  December  1999.  On December 31, 1999, the Advisory  Contract was further  amended and  extended  until  December
31, 2002,  unless earlier  terminated in accordance  with the  termination
provisions   contained   therein.   The  Advisory   Contract  with  Welton
commenced on July 8, 1997 and  continued  until  December  31, 1998,  with automatic  renewal  for three  additional  twelve-month  terms  (beginning
January 1 and ending December 31 of each year) through December 2001.

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

The  Limited  Partnership  Agreement  provides  that  (i)  funds  will  be invested only in futures  contracts which are traded in sufficient  volume
to  permit,   in  the  opinion  of  each  Advisor,   ease  of  taking  and
liquidating  positions;  (ii) no Advisor will establish  futures positions
in  a  commodity   interest  such  that  the  margin  required  for  those
positions,  when  added  to  that  required  for  existing  positions  for the same commodity  interest,  would exceed 15% of the Partnership  assets allocated  to that  Advisor;  (iii) it is expected  that 20% to 60% of the
Net  Assets of the  Partnership  will  normally  be  committed  to initial margin,  however,  no Advisor  may commit  more that 66 2/3% of the assets under  its  management  to  initial  margins;  (iv) the  Partnership  will not  generally  enter into an open  position  for a  particular  commodity interest  during a delivery  month;  (v) the  Partnership may not trade in securities  or options on  securities,  commodity  futures  contracts,  or physical  commodities  unless such options have been  approved for trading on a designated  contract  market by the CFTC; the  Partnership  may trade
in   foreign   options   if   permitted   under   the  CE  Act  and   CFTC
regulations;  the  Partnership  may trade in  futures  contracts,  futures contracts on foreign  currencies  through  foreign and domestic  commodity
exchanges  and  forward   contracts  on  foreign   currencies;   (vi)  the
Partnership  may not  engage in  pyramiding,  but may  employ  spreads  or
straddles;   (vii)  the  Partnership's   assets  will  not  be  commingled
with  the  assets  of  any  other  person;   (viii)  no  Advisor  will  be
permitted  to engage  in  churning  the  assets  of the  Partnership;  and
(ix)  no  rebates  or no  give-ups  may  be  paid  to or  received  by the
General  Partners.  The Partnership will not generally  utilize  borrowing except for short-term  borrowing when the Partnership  takes delivery of a physical  commodity.  Material  changes in these trading  policies must be approved by a vote of a majority of the outstanding units.

The  Partnership's  net assets ar deposited in the  Partnership's  account
with  CIS,   the   Partnership's   clearing   broker.   CIS   credits  the
Partnership   at  month   end  with   interest   income  on  100%  of  the
Partnership's  average  monthly cash balance at a rate equal to 80% of the average  90-day  Treasury  bill rate for Treasury  bills issued during the month.  The  organization  and offering  expenses for the Partnership were advanced  by the  General  Partners.  The  General  Partners  began  being reimbursed  for these  expenses in March 1989 with  payments at the end of each month from interest income credited to the Partnership by CIS.

The   Partnership   currently   has  no   salaried   employees   and   all
administrative  services  performed for the  Partnership  are performed by the General  Partners.  The General  Partners have no employees other than
their  officers  and   directors,   all  of  whom  are  employees  of  the
affiliated companies of the General Partners.

The  Partnership's  business  constitutes  only one segment for  financial reporting  purposes;  it is a  limited  partnership  whose  purpose  is to trade,  buy,  sell,  spread  or  otherwise  acquire,  hold or  dispose  of
commodity  interests  including  futures  contracts,   forward  contracts,
physical  commodities and related options  thereon.  The Partnership  does not  engage  in the  production  or sale of any  goods  or  services.  The objective  of the  Partnership  business  is  appreciation  of its  assets
through  speculative  trading  in  such  commodity  interests.   Financial
information  about the  Partnership's  business as of December 31, 2001 is set forth under Items 6 and 7 herein.

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

(b)  As  of  December  31,  2001,  there  were  10,498.95  units  held  by
Limited    Partners    and   450.32    units    held   by   the    General
Partners.  A  total  of  1,016.52  units  had  been  redeemed  by  Limited
Partners  and 64.71 units by the General  Partners  during the period from
January 1, 2001 to  December  31,  2001  (50,417.11  units  were  redeemed prior to  calendar  year  2001).  The  Partnership's  Limited  Partnership
Agreement  (Exhibit 3.1 hereto)  contains a full  description of purchase, redemptions and distribution procedures.

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

Item 6.  Selected Financial Data

                                    1997       1998       1999       2000       2001

Operating Revenues (000)         $ 1,742    $ 2,027    $(1,216)     $ 462     $ (172)
Net (Loss) From Continuing
Operations (000)                     657        961     (2,123)      (169)      (694)
Profit (Loss) Per Unit             33.22      57.27    (129.58)      6.21     (60.92)
Total Assets (000)                12,558     12,350      9,012      7,186      5,789
Long Term Obligations                  0          0          0          0          0
Cash Dividend Per Unit                 0          0          0          0          0

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
year ended  December  31,  2001,  CIS and CISFS had paid or accrued to pay interest of  $202,337  to the  Partnership.  Similarly,  for the  calendar year ended  December  31,  2000,  CIS and CISFS had paid or accrued to pay
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

For the year  ended  December  31,  2001,  investors  redeemed  a total of
1,081.23  units  for  $596,511.  In 2000  investors  redeemed  a total  of
3,501.13 units for $1,752,704.

On December 31, 2001, the Partnership  had unrealized  profits of $178,075 and cash on  deposit at CIS of  $3,297,546.  On  December  31,  2000,  the
Partnership  had  unrealized  profits of $1,230,116 and cash on deposit at
CIS of $5,929,614.  The total balance of the  Partnership's  account as of
December 31, 2001 was $5,789,077.

During the fiscal year ended  December 31, 2001,  the  Partnership  had no
credit  exposure  to  a  counterparty  which  is  a  foreign   commodities
exchange which was material.

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

Results of Operations

2001

During 2001, there were no  contributions  to the  Partnership.  Investors redeemed  Units  in the  amount  of  $560,062  and  the  General  Partners redeemed  Units in the amount of $36,449.  The Fund achieved  realized and unrealized  losses of $374,197  and  interest  income of  $202,337.  Total expenses of the Fund were  $522,117,  resulting  in a loss of $693,977 and a decrease in the Net Asset Value per Unit of $60.92.

2001 was a challenging  year for the Trading  Advisors to the Partnership.
Welton  Investment  Corporation  suffered a prolonged  down period and was relieved of  management  duties.  The John W. Henry  Company,  Inc. was up early and then down late in the year.  In  December,  Welton was  replaced by  Sunrise  Capital  Partners,  LLC  ("Sunrise").  Sunrise  utilizes  its
Expanded  Diversified  Program  to manage  Partnership  assets.  This is a broadly  diversified  Program  with a 12 year track  record,  Sunrise  was incorporated in 1980.

In the first  quarter of 2001,  the world's  financial  markets  continued
the price  patterns that had allowed for positive  performance in the last quarter  of 2000.  Short  positions  in the  Japanese  Yen versus the U.S.
dollar  and  Euro  accrued  profits  throughout  the  first  quarter.  The
Partnership's  long  global  bond  position  was  the  cornerstone  of the portfolio  and  benefited  from the first of  several  interest  rate cuts made by the Federal  Reserve.  The  Partnership  was up over 9% at the end of the quarter.

Early in the second  quarter,  an expected cut in European  interest rates never  occurred.  This caused  violent  trend  reversals  in both Euro and
U.S.  dollar  denominated  bond  markets.  Positions in these markets were large  and had been  held for  months  prior to  being  closed  out.  News events such as the  re-election  of British Prime  Minister Tony Blair and
inconsistent   Earnings  Reports  created  excessive   volatility  in  the
interest rate and currency markets.  For the quarter,  the Partnership was down all three months and suffered a loss of over 13%.

The third quarter was laden with markets  lacking  direction.  During this time, the  Partnership's  portfolio was dominated by currency and interest rate  positions.  These  sectors  were  unable to sustain  long term price moves.  A good example of this was the bond market where  despite  several cuts by the  Federal  Reserve,  bond  prices at quarter  end were  trading well below the highs they made in March.  Lack of a dominant  currency led to flat performance in the currency  sector.  The meandering of markets in the third quarter  caused  performance  to be down in two months.  For the quarter, the Partnership was down approximately 3%.

The last quarter of 2001 began  positively  due to strong  performance  in the  interest  rate sector.  The  Partnership's  long  positions in global bond markets  benefited  from  interest  rate cuts as well as a "flight to quality" as a result of the  September 11 tragedy.  However,  in November, after economic data indicated a  strengthening  of the economy,  trends in the interest rate and currency sectors reversed.  During this period,  the
U.S.  30-year bond lost close to 10% in value.  The currency  sector moved in sympathy with interest  rates,  which caused  portfolio  losses as well and made  November  the most  negative  month in 2001.  In  December,  the portfolio  benefited  from short  positions in the Japanese  Yen.  Despite being  up over 4% in  October  and  December,  the  Partnership  was  down approximately 2% in the fourth quarter.

Effective  July 1st,  James  Davison  became  President  of CIS  replacing
Bernard  Dan. Mr.  Davison has been an  executive in the futures  industry for several years and has extensive  experience in Managed  Futures.  On a
similar  note,  Mark   Rzepczynski   Ph.D.   became  President  and  Chief
Investment   Officer  of  the  JWH   effective   January   1,  2002.   Dr.
Rzepczynski  has been with the JWH since  1998.  The  General  Partners do
not  feel  that  these   appointments   will  materially   effect  on  the
Partnership.

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

The year 2000  could be broken up into two parts.  The first  nine  months were a continuation  of 1999's  erratic,  direction-less  futures  markets
with  very  few  price  trends   developing  which  resulted  in  negative
performance.  However,  the last three months brought strong,  broad-based trends in the world's  financial  markets  which  allowed for both JWH and
Welton to experience a positive fourth quarter.

In the first quarter of 2000,  strategic  events  reversed  trends,  which led to  unprofitable  trading.  In  February,  the  U.S.  Federal  Reserve announced  that they  were  buying  back  part of the debt.  This led to a
powerful   rally  in  the   world's   interest   rate   markets   and  the
Partnership's  short  positions  were closed out at a loss. In March,  the decline  of the  Nasdaq  commenced  and with it came a  dramatic  shift of capital  from U.S.  dollar into yen.  This  movement  of capital  hurt the
Partnership's  long  dollar  and Euro  positions.  Prices of  agriculture, energy and metals markets were flat during the first quarter.

The second  quarter  was marked by  conflicting  economic  signals,  which often  reversed  long term price  trends.  The U.S.  dollar,  after having lost  value in March,  was strong in April and then  declined  in value in
May and June.  Interest  rates,  followed  a similar  direction-less  path with the  "hard  landing  or soft  landing"  question  being  the  primary driver.  Through  the end of June,  the only market  sector  with  defined direction was the energy  sector,  which has been the  Partnership's  most consistent source of profits over the past few years.

As  the  third  quarter  began,  the  futures  markets  continued  seeking direction.  Metal and  agricultural  prices  were  listless.  Stock  index trading  was  volatile  in the  short  term  and  sideways  over a  longer period.  Up trends  emerged in the world's bond  markets  where open trade profits were  accrued.  In the currency  sector,  the U.S.  dollar  gained very steadily  versus the Euro during July and August.  By September,  the dollar was gaining value on all major  currencies.  However,  on September
22,  the   European   Central  Bank   intervened   to  support  the  Euro.
Consequently,  price trends reversed  dramatically and our accrued profits in the currency and interest rate sectors turned into open trade losses.

Despite  the  intervention,  the  Partnership  remained  long  dollar  and interest  rates and reaped the  benefits of those  positions as the fourth quarter began.  In October,  the U.S.  dollar hit its all-time high versus the Euro and gained  substantially  versus the Swiss, British and Japanese currencies.  By November,  interest rate trading became the  Partnership's strongest  sector as long  positions in global bond markets  amassed large open trade gains.  Strong  performance in interest rate markets  continued
in  December.  A revival of European  currencies  provided the bulk of the month's  gain in the  currency  sector.  These  trends  remained  in place through year.

Effective  January 1, 2001, 50% of the  Partnership's  assets were managed by JWH's  Financial and Metals  Portfolio and 50% by Welton's  Diversified
Portfolio.  This change  represented a reduction in JWH's  allocation  and an increase in Welton's.  These  trading  programs  rely on the  existence of trends in order to be  profitable.  In an effort to  further  diversify the  Partnership,  the General  Partners added Welton's Alpha Portfolio as an "overlay" to the existing  programs.  This program performs its best in trend-less  markets.  The new  allocation was made in an attempt to lessen the volatility of the Partnership without reducing upside potential.

1999

The Partnership  experienced a disappointing  year in 1999. JWH and Welton experienced  the most  difficult  performance  years in their  history.  A lack of sustained price  movements  coupled with abrupt trend reversals in many market  sectors  resulted in a very  difficult  trading  environment.
The forces that  supported  strong  returns in the equity  markets such as strong  consumer  confidence  and the  perception of economic  equilibrium caused  volatile,  sideways  price patterns in the futures  markets.  This type of  price  movement  was  extremely  difficult  for  long-term  trend followers such as JWH and Welton.

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
Highlights  included the rising  Nikkei and S&P 500 stock  indices and the continued  rise of the U.S.  dollar  relative to the Euro and Swiss franc.
During May,  the U.K.  rendered  its decision to sell over 50% of its gold reserves.  This  drove  gold  prices  lower  and the  Partnership's  short
positions   accrued  profits.   Short  U.S.  and  European  interest  rate
positions  performed  well as the Federal  Reserve  increased the discount rate one-quarter point in June.

The third  quarter was the most  difficult  quarter  for the  Partnership.
As the  crisis  in  Kosovo  began to  abate,  the  Partnership's  currency positions  in the Euro and Swiss  franc  quickly  reversed  and open trade profits were  reduced  dramatically.  Despite  another  one-quarter  point interest rate  increase in August,  short  positions in the U.S.  interest rate  sector  suffered.  In the  final  week  of  September,  15  European
Central  Banks  announced  that they had decided to stop  selling gold for
the  next  five  years.  Subsequently,   gold  prices  rose  a  staggering
$50/ounce  and handed gold sellers such as the  Partnership  a significant loss.

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

The fair value of the  Partnership's  futures and forward  positions  does
not  have  any  optionality   component.   However,   Welton  also  traded
commodity  options  on  behalf  of the  Partnership.  The  Value  at  Risk associated  with  options  is  reflected  in the  following  table  as the
margin  requirement   attributable  to  the  instrument   underlying  each
option.  Where  this  instrument  is  a  futures  contract,   the  futures
margin,   and  where  this  instrument  is  a  physical   commodity,   the
futures-equivalent  maintenance  margin has been used. This calculation is conservative  in that it  assumes  that the fair  value of an option  will
decline  by  the  same  amount  as  the  fair  value  of  the   underlying
instrument,  whereas,  in fact,  the fair values of the options  traded by the  Partnership  in all cases  fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table  indicates the average,  highest and lowest amounts of trading Value at Risk  associated  with the  Partnership's  open positions by market  category  for  fiscal  year 2001 and  2000.  All open  position
trading  risk  exposures  of  the   Partnership   have  been  included  in
calculating  the figures set forth  below.  During  fiscal year 2001,  the
Partnership's   average  total   capitalization   was  approximately  $6.3
million,  and during  fiscal year 2000,  the  Partnership's  average total capitalization was approximately $6.8 million.

                             Fiscal Year 2001

                     Highest       Lowest      Average         % of
       Market         Value        Value        Value         Average
       Sector        at Risk*     at Risk*     at Risk*    Capitalization**

Interest Rates        $ 0.4        $ 0.1        $ 0.3          4.6%
Currencies            $ 0.3        $ 0.1        $ 0.2          3.0%
Stock Indices         $ 1.5        $ 0.0        $ 0.3          5.2%
Precious Metals       $ 0.1        $ 0.0        $ 0.1          0.8%
Commodities           $ 0.1        $ 0.0        $ 0.0          0.2%
Energy                $ 0.2        $ 0.0        $ 0.1          1.0%

Total                 $ 2.6        $ 0.2        $ 1.0         14.8%

                              Fiscal Year 2000

                    Highest     Lowest         Average           % of
       Market        Value      Value           Value          Average
       Sector       at Risk*    at Risk*       at Risk*    Capitalization**

Interest Rates        $ 0.7        $ 0.1        $ 0.4          6.0%
Currencies            $ 0.3        $ 0.0        $ 0.2          3.1%
Stock Indices         $ 0.3        $ 0.0        $ 0.2          2.3%
Precious Metals       $ 0.1        $ 0.0        $ 0.1          1.2%
Commodities           $ 0.0        $ 0.0        $ 0.0          0.5%
Energy                $ 0.1        $ 0.0        $ 0.0          0.5%

Total                 $ 1.5        $ 0.1        $ 0.9         13.6%

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector  instruments  held by the  Partnership is typically  many times the  applicable  maintenance  margin  requirement
(maintenance margin requirements  generally ranging between  approximately
1%  and  10%  of   contract   face  value)  as  well  as  many  times  the
capitalization  of the  Partnership.  The  magnitude of the  Partnership's open  positions  creates  a "risk of  ruin"  not  typically  found in most other  investment  vehicles.  Although  unusual,  due to the  size  of its positions,  certain  market  conditions,  could cause the  Partnership  to incur severe losses over a short period of time.  The  foregoing  Value at
Risk  table,  as well  as past  performance  of the  Partnership,  give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership  has non-trading  market risk on its foreign cash balances not needed for  margin.  However,  these  balances  (as well as any market
risk   they   represent)   are   immaterial.    The   Partnership    holds
substantially  all of its  assets in cash on  deposit  with CIS and CISFS.
The  Partnership  has cash flow risk on these  cash  deposits  because  if interest  rates  decline,  so will the interest  paid out by CIS and CISFS at the 90% of 90-day  Treasury  bill rate.  As of December 31,  2001,  the
Partnership  had  approximately  $5.7  million in cash on deposit with CIS and CISFS.

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

The following were the primary  trading risk exposures of the  Partnership as of December 31, 2001 and December 31, 2000, by market sector.

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
These  fluctuations  are  influenced  by interest  rate changes as well as political and general  economic  conditions.  The Partnership  trades in a large  number  of  currencies,  including  cross-rates  - i.e.,  positions
between  two  currencies  other  than  the  U.S.  dollar.   However,   the
Partnership's  major  exposures  have  typically  been in the  dollar/yen, dollar/Euro,  dollar/Swiss franc and dollar/pound  positions.  The General
Partners  do not  anticipate  that the risk  profile of the  Partnership's currency  sector will change  significantly  in the future.  The  currency trading Value at Risk figure  includes  foreign margin  amounts  converted into U.S.  dollars with an incremental  adjustment to reflect the exchange rate risk inherent to the  dollar-based  Partnership  in expressing  Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.  The  Partnership's  primary  equity  exposure is to equity price risk in the G-7  countries.  The stock index  futures  traded by the
Partnership  are by law limited to futures on broadly  based  indices.  As of December  31, 2001 and December 31,  2000,  the  Partnership's  primary exposures  were in the Nikkei  (Japan) and DAX  (Germany)  stock  indices.
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

Commodities.   The  Partnership's   primary  commodities  exposure  is  to
agricultural  price movements which are often directly  affected by severe
or  unexpected  weather  conditions.   Sugar,   soybean  meal  and  cotton
accounted  for  the  substantial  bulk  of the  Partnership's  commodities exposure as of December 31, 2001. In the past,  the  Partnership  also has had material  market exposure to grains,  rubber,  coffee,  cattle,  hogs, sugar and cocoa and may do so again in the future.  The  Partnership  will continue to trade a variety of commodity contracts.

Energy.  The  Partnership's  primary energy market  exposure is to gas and oil price  movements,  often resulting from political  developments in the
Middle  East.  Although  the  Trading  Advisors  trade  natural  gas  to a limited  extent,  crude  oil and  oil  products  are by far  the  dominant energy  market  exposure  of the  Partnership.  Oil prices can be volatile and  substantial  profits  and  losses  have  been  and  are  expected  to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following   were  the  only   non-trading   risk   exposures  of  the
Partnership as of December 31, 2001 and December 31, 2000.

Foreign  Currency  Balances.  The  Partnership's  primary foreign currency balances  are  in  Japanese  yen,  Euro,  British  pounds  and  Australian
dollars.   The  Partnership   controls  the  non-trading   risk  of  these
balances by regularly  converting  these  balances back into U.S.  dollars
(no less frequently than twice a month).

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

The following  summarized  quarterly  financial  information  presents the results of operations and other data for  three-month  periods ended March
31,  June  30,   September  30  and  December  31,  2001  and  2000.  This
information has not been audited.

                          First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                              2001             2001            2001            2001

Total Revenues             $  765,538      $  (833,837)     $  (100,419)    $    (3,142)
Total Expenses             $  152,749      $   144,074      $   121,791     $   103,503
Gross Profit (Loss)        $  612,789      $  (977,911)     $  (222,210)    $  (106,646)
Net Profit (Loss)          $  612,789      $  (977,911)     $  (222,210)    $  (106,646)
Net Profit per Unit        $    52.30      $    (84.01)     $    (19.58)    $     (9.63)

                          First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                              2000             2000            2000            2000

Total Revenues             $ (600,871)     $  (599,230)     $  (423,620)    $ 2,085,328
Total Expenses             $  199,948      $   144,875      $   148,963     $   137,290
Gross Profit (Loss)        $ (800,820)     $  (744,105)     $  (572,583)    $ 1,948,039
Net Profit (Loss)          $ (800,820)     $  (744,105)     $  (572,583)    $ 1,948,039
Net Profit per Unit        $   (52.55)     $    (53.43)     $    (43.56)    $    155.75

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

         None.

                                 Part III

Item 10. Directors and Executive Officers of the Registrant

The  Partnership  is  managed  by  its  General   Partners,   IDS  Futures
Corporation  and CIS  Investments,  Inc. The officers and directors of the
General Partners as of December 31, 2001 were as follows:

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

CIS Investments, Inc.

James A.  Davison  (born in May 1961) is  President  and a  director.  Mr.
Davison  is a graduate  of the School of  Oriental  and  African  Studies,
University  of London.  He began his career  with  Cargill  plc and joined
Cargill  Investor  Services Ltd. in 1987. His management  responsibilities included  commodity and financial  markets as well as the  development  of all  business  activity  with  alternative  asset  management  clients  in
European and Middle Eastern  geographies.  He resigned from Cargill plc in
1996 to establish his own  consultancy  business.  One of his  assignments of  this  business  included  Managing  Director  for  Hasenbichler  Asset
Management  Ltd., one of Europe's  largest  alternative  asset  management groups  and,  in 1998,  he assumed  responsibility  for all  international activity of a portfolio of trading  advisors.  He re-joined Cargill plc in
December 2000 as European  Managing  Director of Cargill Investor Services
Ltd.  and was  named  Worldwide  Business  Unit  Leader  of CIS in July of
2001.

Jan R. Waye  (born in June 1948) is Vice  President  and a  director.  Mr.
Waye   assumed  the   position  of  Senior  Vice   President   of  CIS  in
mid-September  1996,  after  returning  from London  where he held various management  positions for Cargill Investor  Services,  Ltd. including most
recently   Managing  Director  for  CIS  Europe.  He  was  appointed  Vice
President  with CISI on June 24,  1997.  Mr. Waye  joined  Cargill in 1970 and  served in  various  commodity  trading  and  management  position  in
Chesapeake,   Virginia;   Winnipeg,   Manitoba;  and  Vancouver,   British
Columbia.   In  1978  he  moved  to  New  York  and   shortly   thereafter
Minneapolis  as head of Foreign  Exchange  for  Cargill's  metals  trading
business.   Mr.  Waye  served  in  various  management  positions  in  the
Financial  Markets  Group until 1988 when he  assisted  in the  management and sale of Cargill's  life  insurance  business in Akron,  Ohio. He moved to London in late  1988.  Mr.  Waye has served as a member of the Board of
LIFFE, the London  International  Financial  Futures and Options Exchange,
and as Vice  Chairman  of its  Membership  and  Rules  Committee.  He also served on the Board of the  London  Commodity  Exchange  up to its  merger
with  LIFFE.  Mr.  Waye  graduated  from  Concordia   College,   Moorhead,
Minnesota, with a B.A. degree in Communications and Economics in 1970.

Shaun  D.  O'Brien  (born  in  November  1964)  is Vice  President,  Chief
Financial  Officer and a director.  Mr.  O'Brien  became a Vice  President and a  director  of CISI  on July 1,  1999.  Mr.  O'Brien  graduated  from
Northeastern  University  in 1987 and received a Master's  degree from the
University  of  Minnesota's  Carlson  School of  Management  in 1999.  Mr.
O'Brien began working for Cargill in 1988 and joined CIS in 1999.

Barbara A. Pfendler  (born in May 1953) is Vice  President.  Ms.  Pfendler is a  graduate  of the  University  of  Colorado,  Boulder.  She began her
career   with   Cargill,   Incorporated   in  1975.   She   held   various
merchandising and management  positions within the organization's  Oilseed
Processing  Division  before  transferring  to CIS in  1986  where  she is
responsible  for  the  Fund  Services   Group.   She  was  appointed  Vice
President of CISI in May 1990 and Vice President of CIS in June 1996.

Christopher  Malo  (born in  August  1956)  is Vice  President.  Mr.  Malo graduated  from Indiana  University in 1978 with a B.S. in Accounting  and further  completed  the  University  of  Minnesota  Executive  Program  in
1993.  He started work at Cargill,  Incorporated  in June 1978.  He joined
CIS in 1979, and served as  Secretary/Treasurer  and Controller  from 1983
until  1991.   He  was  elected   Vice   President,   Administration   and
Operations  in July 1991.  He was  Managing  Director  in Europe from 1996 until January  1999,  responsible  for CIS  activities  and  operations in
Europe,  the  Middle  East and  Russia.  He was an  active  member  of the
FIA-UK  Chapter and LIFFE  Membership  and Rules  Committee.  He currently serves on the Board of the FIA in Chicago.

Patrice  H.  Halbach  (born  in  August  1953)  is a Vice  President.  Ms.
Halbach  graduated Phi Beta Kappa from the  University of Minnesota with a
B.A.  degree in  history.  In 1980 she  received  a J.D.  degree cum laude from the  University of Minnesota.  She is a member of the Tax  Executives
Institute,   the  American  Bar   Association   and  the   Minnesota   Bar
Association.   Ms.   Halbach   joined  the  Law   Department  of  Cargill,
Incorporated  in February 1983.  She had previously  been an attorney with
Fredrikson & Byron,  Minneapolis,  Minnesota.  In December  1990,  she was
named Senior Tax Manager for Cargill,  Incorporated's  Tax  Department and
became  Assistant  Tax  Director  in March 1993.  She was named  Assistant
Vice  President  of  Cargill,  Incorporated's  Administrative  Division in
April  1994.  In January  1999,  she was named  Vice  President,  Tax,  of
Cargill,  Incorporated.  In her current  position as Vice President,  Tax,
Ms. Halbach oversees Cargill, Incorporated's global tax function.

Todd R. Urbon  (born in April 1967) is  Treasurer.  Mr.  Urbon  became the
Treasurer  and  director  on June  14,  2001.  Mr.  Urbon  graduated  from
Northern  Illinois  University in 1989 with a B.S.  degree in Finance.  He became a Certified  Cash  Manager in July 1999.  Mr.  Urbon began  working for CIS in 1989.

Barbara  A.  Walenga  (born  in  February  1960)  is  the  Secretary.  Ms.
Walenga  graduated  from  Fayetteville  Technical  Institute in 1981.  She began  working  at CIS in August  1981.  She has held  various  compliance management  positions  at  CIS  and  is  currently  the  Legal  Compliance
Manager.  She  is  currently  a  member  of the  FIA  Law  and  Compliance
Division and the SIA Compliance and Legal Division.

The following are additional  officers of CISI:  James Clemens,  Assistant
Secretary;   Lillian  Lundeen,   Assistant  Secretary;  Anne  R.  Carlson,
Assistant Secretary; and Jeanne Y. Smith, Assistant Secretary.

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

CIS, an affiliate  of CISI,  is the  Partnership's  clearing  broker.  The broker for forward  contracts is CIS Financial  Services,  Inc.  (CISFS or
Forwards  Currency  Broker),  an  affiliate  of CISI During the year ended
December  31,  2001,  the   Partnership   accrued  and  paid  $360,056  in
brokerage  commissions  and  exchange  fees to CIS  and  CISFS.  Of  these
commissions,   $37.25  per  round-turn  trade  is  paid  to  AEFA  as  the
Partnership's  Introducing  Broker  and  $21.50  is  retained  by  CIS  as
Clearing Broker.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) As of December 31, 2001,  no person was known to the  Partnership to own beneficially more than 5% of the outstanding units.

     (b) As of  December  31,  2001,  the  General  Partners  beneficially owned 450.32 units or  approximately  4.1% of the units  outstanding as of that date. In addition,  Michael L. Weiner, Vice President,  Secretary and
Treasurer of IDS Futures, beneficially owned 1 of the outstanding units.

     (c) As of  December  31,  2001,  no  arrangements  were  known to the
registrant,   including  any  pledges  by  any  person  of  units  of  the
Partnership  or shares  of its  General  Partners  or the  parents  of the
General  Partners,  such that a change in control of the  Partnership  may occur at a subsequent date.

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

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      The following documents are included herein:

(1)      Financial Statements:

         a. Report of Independent Public Accountants

         b. Statements of Financial Condition as of December 31, 2001
         and 2000

         c.  For the  years  ended  December  31,  2001,  2000  and  1999:
         Statements   of   Operations,   and   Statements  of  Changes  in
         Partners' Capital

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

Date:  March 29, 2002

IDS Managed Futures II, L.P.

By:    IDS Futures Corporation         By:  CIS Investments, Inc.
         (General Partner)                   (General Partner)

By: ____________________      By:_____________________
     Kristi L. Petersen           James A. Davison
     President                    President

By: ____________________      By:______________________
     Michael L. Weiner            Shaun D. O'Brien
     Vice President, Secretary    Vice President and CFO
     and Treasurer

Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934, this report has been signed  below by the  following  persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 29, 2002

------------------------       ------------------------
 Kristi L. Petersen             James A. Davison
 Director and President         Director and President

 -----------------------        ------------------------
  Peter J. Anderson              Barbara A. Pfendler
  Director                       Vice President

------------------------       ------------------------
 Michael L. Weiner              Shaun D. O'Brien
 Vice President, Secretary      Director, Vice President and CFO
 and Treasurer

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
Futures II, L.P. and Welton Investment Corporation.

Note:  Exhibits 3.1,  10.1,  10.2 and 10.3 are  incorporated  by reference to the  Post-Effective  Amendment No. 2 to the Registration  Statement No.
33-13039 declared effective on May 4, 1988.

Note:  Exhibits 10.5, 10.6 and 10.7 are incorporated by reference to
Form 10-K as filed by the Partnership on March 26, 2001.

              Index to Financial Statements
              IDS Managed Futures II, L.P.

Report of Independent Public Accountants

Independent Auditors' Report

Financial Statements:
     Statements of Financial Condition,
     December 31, 2001 and 2000

     Statements of Operations,
     Years ended December 31, 2001, 2000, and 1999

     Statements of Changes in Partners' Capital,
     Years ended December 31, 2001, 2000, and 1999

Notes to Financial Statements

Schedule of Investments, December 31, 2001

Acknowledgment

                     Independent Auditors' Report

     The Partners
     IDS Managed Futures II, L.P.:

We have  audited  the  accompanying  statements  of  financial  condition, including  the schedule of  investments,  of IDS Managed  Futures II, L.P.
(the  Partnership)  as of  December 31,  2001 and  2000,  and the  related statements of  operations  and changes in partners'  capital,  for each of the  years  in  the  three-year  period  ended  December 31,  2001.  These
financial   statements  are  the   responsibility   of  the  Partnership's
management.   Our  responsibility  is  to  express  an  opinion  on  these financial statements based on our audits.

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

In our  opinion,  the  financial  statements  referred  to  above  present fairly, in all material  respects,  the financial  position of IDS Managed
Futures  II,  L.P. as of  December 31,  2001 and 2000,  and the results of its  operations  and  changes in its  partners'  capital,  for each of the years in the  three-year  period  ended  December 31,  2001 in  conformity with  accounting  principles  generally  accepted in the United  States of
America.

February 11, 2002

                                                IDS MANAGED FUTURES II, L.P.
                                             Statements of Financial Condition
                                                 December 31, 2001 and 2000

                                     Assets                                  2001           2000

Assets:
     Equity in commodity futures trading accounts:
        Cash on deposit with Brokers                                  $ 3,297,546      5,929,614
        Unrealized gain on open contracts                                 178,075      1,230,116
     Investment in other commodity pools                                2,257,061              -

                                                                        5,732,682      7,159,730

     Interest receivable                                                    4,169         25,919
     Receivable from other commodity pools                                 52,226              -

                  Total assets                                        $ 5,789,077      7,185,649

                       Liabilities and Partners' Capital

Liabilities:
     Accrued commissions                                              $     4,933         20,814
     Accrued exchange, clearing and NFA fees                                   24            375
     Accrued management fees                                                5,766         11,887
     Accrued operating expenses                                            32,000         32,000
     Accrued general partner fee                                            1,803              -
     Redemptions payable                                                   98,720        184,254

                  Total liabilities                                       143,246        249,330

Partners' capital:
     Limited partners (10,498.95 and 11,515.47 units outstanding
        at December 31, 2001 and 2000, respectively)                    5,413,630      6,639,371
     General partners (450.32 and 515.03 units outstanding
        at December 31, 2001 and 2000, respectively)                      232,201        296,948

                  Total partners' capital                               5,645,831      6,936,319

                  Total liabilities and partners' capital             $ 5,789,077      7,185,649

See accompanying notes to financial statements.

                                               IDS MANAGED FUTURES II, L.P.
                                                 Statements of Operations
                                       Years ended December 31, 2001, 2000, and 1999

                                                                   2001         2000           1999

Revenues (losses):
    Gain (loss) on trading of commodity contracts:
       Realized gain (loss) on closed positions             $   615,019     (573,908)      (792,802)
       Change in unrealized gain on
          open contracts                                     (1,052,041)     783,559       (808,558)
    Interest income                                             202,337      317,693        389,415
    Income from investment in other commodity pools              12,038            -              -
    Foreign currency transaction gain (loss)                     12,762      (65,737)        (3,985)
    Other income                                                 38,025            -              -

                 Total revenues (losses)                       (171,860)     461,607     (1,215,930)

Expenses:
    Commission                                                  325,180      366,763        481,143
    Exchange, clearing, and NFA fees                             34,876        9,301         13,077
    Management fees                                             105,176      219,660        385,430
    Incentive fees                                                7,402            -              -
    Operating expenses                                           47,680       35,352         27,004
    General partner fee                                           1,803            -              -

                 Total expenses                                 522,117      631,076        906,654

                 Net loss                                   $  (693,977)    (169,469)    (2,122,584)

Profit (loss) per unit of limited partnership interest      $    (60.92)        6.21        (129.58)
Profit (loss) per unit of general partnership interest           (60.92)        6.21        (129.58)

See accompanying notes to financial statements.

                                               IDS MANAGED FUTURES II, L.P.
                                        Statements of Changes in Partners' Capital
                                       Years ended December 31, 2001, 2000, and 1999

                                                                                                      Total
                                                                       Limited       General       partners'
                                                        Units*        partners      partners        capital

Balance at December 31, 1998                         16,597.42    $ 11,617,111       451,076     12,068,187

Net loss                                                     -      (2,039,073)      (83,511)    (2,122,584)
Redemptions                                          (1,710.24)     (1,087,111)            -     (1,087,111)

Balance at December 31, 1999                         14,887.18       8,490,927       367,565      8,858,492

Net loss                                                     -        (167,730)       (1,739)      (169,469)
Redemptions                                          (3,371.71)     (1,683,826)      (68,878)    (1,752,704)

Balance at December 31, 2000                         11,515.47       6,639,371       296,948      6,936,319

Net loss                                                              (665,679)      (28,298)      (693,977)
Redemptions                                          (1,016.52)       (560,062)      (36,449)      (596,511)

Balance at December 31, 2001                         10,498.95 $     5,413,630       232,201      5,645,831

Net asset value per unit at December 31, 2001                      $    515.64        515.64

Net asset value per unit at December 31, 2000                      $    576.56        576.56

Net asset value per unit at December 31, 1999                      $    570.35        570.35

*Units of limited partners.
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

(2)    Summary of Significant Accounting Policies

       The accounting and reporting  policies of the  Partnership  conform to accounting  principles  generally  accepted in the United States
       of  America  and  to  general   practices  within  the  commodities
       industry.  The following is a description  of the more  significant of those  policies  that the  Partnership  follows in preparing its financial statements.

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

              Redemptions

              Limited  Partners  may cause any or all of their units to be redeemed  by  the  Partnership  effective  as  of  the  last trading day of any month.  Redemptions  are based on the Net
              Asset  Value  per unit as of the last day of the  month  and require ten days'  written  notice to the General  Partners.
              Payment  will  be  made  within  ten  business  days  of the effective date of the redemption.  The Partnership's Limited
              Partnership   Agreement   contains  a  full  description  of
              redemption and distribution procedures.

              Commissions

              Effective   January 18,   1999,  brokerage  commissions  and
              National  Futures  Association  (NFA)  clearing and exchange fees are  accrued  on a  half-turn  basis on open  commodity futures  contracts,  as opposed to a round-turn  basis prior to this  date.  The  Partnership  pays  CIS  commissions  on trades  executed  on its  behalf  at a rate of  $29.375  per
              half-turn   contract   (previously   $58.75  per  round-turn
              contract).  For trades  executed by Welton,  the Partnership pays $21.875 per half-turn  contract  (previously $43.75 per
              round-turn    contract).    The   Partnership   pays   these
              commissions   directly  to  CIS  and  CISFS,  and  CIS  then
              reallocates  the  appropriate  portion to  American  Express
              Financial Advisors Inc. (AEFA Advisors).

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
       Such tax  amounted  to $0 for the years  ended  December 31,  2001,
       2000,  and  1999,  respectively,   and  is  included  in  operating
       expenses in the statements of operations.

(5)    Trading Activities and Related Risks

       The  Partnership's  investment in other commodity pools are subject to the  market  and  credit  risks  of  financial  instruments  and commodity  contracts  held or sold  short  by those  entities.  The
       Partnership  bears  the  risk of loss  only  to the  extent  of the market value of its respective investments.

       The  Partnership  engages in the  speculative  trading of U.S.  and foreign  futures  contracts,  options on U.S.  and foreign  futures contracts, and forward contracts (collectively derivatives).  These derivatives  include both  financial  and  non-financial  contracts held as part of a diversified trading strategy.  The Partnership is exposed to both market  risk,  the risk arising from changes in the market  value  of the  contracts;  and  credit  risk,  the  risk of failure by another  party to  perform  according  to the terms of a contract.

       The purchase  and sale of futures and options on futures  contracts requires margin deposits with a Futures Commission  Merchant (FCM).
       Additional  deposits  may be  necessary  for any  loss on  contract value.  The  Commodity  Exchange  Act  (CEAct)  requires  an FCM to segregate  all  customer  transactions  and  assets  from the FCM's proprietary  activities.  A customer's cash and other property such as U.S.  Treasury  Bills,  deposited  with  an FCM  are  considered commingled  with all  other  customer  funds  subject  to the FCM's segregation  requirements.  In the  event of an  FCM's  insolvency, recovery  may be limited to a pro rata  share of  segregated  funds available.  It is possible that the recovered  amount could be less than the total of cash and other property deposited.

       The  Partnership  has cash on deposit with an  affiliate  interbank market maker in connection  with its trading of forward  contracts.
       In the event of interbank  market maker's  insolvency,  recovery of the  Partnership  assets  on  deposit  may be  limited  to  account insurance  or  other  protection  afforded  such  deposits.  In the normal  course  of  business,  the  Partnership  does  not  require collateral  from  such  interbank  market  maker.  Because  forward contracts are traded in  unregulated  markets  between  principals, the  Partnership  also assumes a credit risk, the risk of loss from counter party non-performance.

       For  derivatives,  risks arise from  changes in the market value of the  contracts.  Theoretically,  the  Partnership  is  exposed to a market  risk equal to the value of futures  and  forward  contracts purchased and unlimited  liability on such contracts sold short. As both a  buyer  and  seller  of  options,  the  Partnership  pays or receives  a  premium  at the  outset  and  then  bears  the risk of unfavorable  changes in the price of the  contract  underlying  the option.

       Net trading  results from  derivatives for the years ended December
       31,  2001,  2000,  and 1999,  are  reflected  in the  statement  of operations  and equal gains  (losses)  from trading less  brokerage commissions.  Such  trading  results  reflect the net gain  arising from the Partnership's  speculative  trading of futures  contracts, options on futures contracts, and forward contracts.

       The notional  amounts of open  contracts  at December 31, 2001,  as disclosed  in the Schedule of  Investments,  do not  represent  the
       Partnership's  risk of loss due to  market  and  credit  risk,  but
       rather  represent  the  Partnership's   extent  of  involvement  in
       derivatives at the date of the statement of financial condition.

       The  Limited  Partners  bear the risk of loss only to the extent of the market value of their respective investments.

(6)    Investments in Other Commodity Pools

       In December 2001,  the  Partnership  invested in another  commodity pool,  IDS Managed Fund LLC (IDSMF).  The  investment is subject to the terms of the respective  advisory contract and other agreements of this commodity pool.

       Income (loss) is net of the  Partnership's  proportionate  share of fees and expenses incurred or charged by IDSMF.  During 2001, IDSMF charged  monthly  management  fees of  1/12 of 2% of the Net  Asset
       Value and a quarterly incentive fee of 20% of trading profits.

       The  Partnership's  risk of loss in its investee pool is limited to its investment.  The Partnership may make additional  contributions or  withdrawals  to its  investment  in IDSMF as of the last day of any month.

       Summarized information reflecting the Partnership's  investment in, and  the  operations  of,  the  investee  pool is as  shown  in the following table.

          Initial investment in IDSMF                               $  2,297,249
          Results of operations of IDSMF:
          Revenues                                                       138,335
          Management and incentive fees                                  (36,309)
          Other expenses                                                 (31,462)

          Net income before allocation to Limited Partners                70,564

          Special allocation to the other Limited Partner                (58,526)

          Partnership's income from investment in IDSMF                   12,038

          Partnership's redemptions in IDSMF                             (52,226)

                                                                         (40,188)

          Net asset value of the Partnership's investment in IDSMF,
          December 31, 2001                                          $ 2,257,061

(7)    Financial Highlights

       The  following   financial   highlights   show  the   Partnership's
       financial  performance  for the period  ended  December  31,  2001.
       Total  return  is   calculated  as  the  change  is  a  theoretical
       beneficial owner's investment over the entire period.  Total return is  calculated  based on the  aggregate  return of the  Partnership taken as a whole.

          Total return                                   (10.57)%

          Ratio to average net assets:
          Net loss                                       (11.61)%

          Expenses:
          Expenses                                           8.46
          Incentive fees                                      .12

          Total expenses                                    8.58%

       The  net  investment  income  and  operating  expenses  ratios  are computed  based  upon  the  weighted  average  net  assets  for the
       Partnership  for the period ended December 31, 2001.  Ratios do not
       reflect  the  Partnership's   proportionate   share  of  income  or
       expenses related to investment in other commodity pools.

                                          IDS MANAGED FUTURES II, L.P.
                                             Schedule of Investments
                                                December 31, 2001

                                                  Number of      Principal/     Value/ open
                                                  contracts    notional value   trade equity

Long positions:

Futures positions (-0.44%)
Interest rates                                          6       $  1,290,569          (1,670)
Metals                                                 21            676,953         (25,350)
Indices                                                 1            115,626           2,128

                                                                   2,083,148         (24,892)

Forward positions (-0.09%)
Currencies                                              4          2,575,889          (5,162)

     Total long positions                                       $  4,659,037         (30,054)

Short positions:

Futures positions (-0.03%)
Interest rates                                        172       $ 23,221,008          38,075
Metals                                                 28            845,384         (39,629)

                                                                  24,066,392          (1,554)

Forward positions (3.71%)
Currencies                                              7          8,334,881         209,683

        Total short positions                                   $ 32,401,273         208,129

Total open contracts (3.15%)                                                   $     178,075
Cash on deposit with brokers (58.41%)                                              3,297,546
Investment in other commodity pools (39.98%)                                       2,257,061
Other assets in excess of liabilities (-1.54%)                                       (86,851)

Acknowledgment

To the best of my knowledge and belief,  the information  contained herein is accurate and complete.

Shaun O'Brien
Chief Financial Officer, CIS Investments, Inc.,
One of the General Partners and Commodity Pool Operators of
IDS Managed Futures II, L.P.