Form 10-Q
period 2002-03-31
IDS MANAGED FUTURES II L P
filed 2002-05-16
CIK 813831

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended March 31, 2002

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

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2002 and the additional time frames as noted:

                                      Fiscal Quarter     Year to Date       Fiscal Year     Fiscal Quarter     Year to Date
                                      Ended 3/31/02      Ended 3/31/02    Ended 12/31/01     Ended 3/31/01    Ended 3/31/01

Statement of Financial Condition            X                                    X
Statement of Operations                     X                  X                                   X                X

Statement of Changes in Partners'
Capital                                                        X

Notes to Financial Statements               X

                                          IDS MANAGED FUTURES II, L.P.
                                       STATEMENTS OF FINANCIAL CONDITION
                                                   UNAUDITED

                                                                Mar 31, 2002      Dec 31, 2001

ASSETS
Equity in commodity futures
   trading accounts:
   Cash on deposit with Brokers                                  $ 2,969,060      $ 3,297,546
   Unrealized gain (loss) on open
     futures contracts                                                13,288          178,075
Investment in other commodity pools                                2,092,393        2,257,061

                                                                   5,074,741        5,732,682

Interest receivable                                                    3,768            4,169
Receivable from other commodity pools                                 44,181           52,226

      Total assets                                               $ 5,122,690      $ 5,789,077

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AEFA Advisors and CIS                   $7,553           $4,933
   Accrued exchange, clearing and NFA fees                              $118               24
   Accrued management fee                                              4,956            5,766
   Accrued incentive fee                                                   0                0
   Accrued general partner fee                                           634            1,803
   Accrued operating expenses                                         23,557           32,000
   Redemptions payable                                                73,539           98,720

      Total liabilities                                              110,356          143,246

Partners' Capital:
   Limited partners (10,336.08 units                               4,836,140        5,413,630
    outstanding at March 31, 2002, 10,498.95
    units outstanding at December 31, 2001)(see Note 1)
   General partners (376.57 units outstanding at  March 31, 2002,    176,193          232,201
450.32 units outstanding  at December 31, 2001) (see Note 1)

      Total partners' capital                                      5,012,334        5,645,831

      Total liabilities and
        partners' capital                                        $ 5,122,690      $ 5,789,077

Net assets per outstanding unit of partnership interest              $467.89          $515.64

See accompanying notes to financial statements.

                                                    IDS MANAGED FUTURES II, L.P.
                                                      STATEMENTS OF OPERATIONS
                                                              UNAUDITED

                                                                  Jan 1, 2002      Jan 1, 2002      Jan 1, 2001     Jan 1, 2001
                                                                 Mar 31, 2002     Mar 31, 2002     Mar 31, 2001    Mar 31, 2001

REVENUES
Gain (loss) on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                         ($193,420)       ($193,420)      $1,891,700      $1,891,700
   Change in unrealized gain (loss)
     on open positions                                              (164,787)        (164,787)       ($938,766)      ($938,766)
Interest income                                                       10,779           10,779           76,143         $76,143
 Income (loss) from investment in other commodity pools              (99,574)         (99,574)
Foreign currency transaction gain (loss)                              (3,862)          (3,862)        (263,539)      ($263,539)
Other revenue                                                              0                0                0               0

      Total revenues (losses)                                      ($450,865)       ($450,865)        $765,538        $765,538

EXPENSES

   Commissions paid to AEFA Advisors and CIS                          44,897           44,897          100,887         100,887
   Exchange fees                                                         411              411            7,107           7,107
   Management fees                                                    15,860           15,860           35,148          35,148
   Incentive fees                                                          0                0            1,312           1,312
   General partner fees                                                  258              258                0               0
   Operating expenses                                                  8,418            8,418            8,295           8,295

      Total expenses                                                  69,844           69,844          152,749         152,749

      Net gain (loss)                                              ($520,709)       ($520,709)        $612,789        $612,789

PROFIT (LOSS) PER UNIT OF PARTNERSHIP INTEREST                       ($47.75)         ($47.75)          $52.30          $52.30

See accompanying notes to financial statements.

                                             IDS MANAGED FUTURES II, L.P.
                                       STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                                       UNAUDITED

                                                                        Limited         General
                                                         Units*        Partners        Partners          Total

Partners' capital at January 1, 2002                 10,498.95        $5,413,630       $232,201       $5,645,831
Net profit (loss)                                                       (499,208)       (21,501)        (520,709)

Redemptions (see Note 1)                               (162.87)          (78,281)       (34,507)        (112,788)

Partners' capital at March 31, 2002                  10,336.08        $4,836,140       $176,193       $5,012,334

Net asset value per unit January 1, 2002                                 $515.64        $515.64

Net profit (loss) per unit                                                (47.75)        (47.75)

Net asset value per unit March 31, 2002                                  $467.89        $467.89

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

                        IDS MANAGED FUTURES II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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
        Partnership;  (4)  decrease in the Net Asset Value (NAV) to less than
        $1,500,000;  (5) the  Partnership  is declared  unlawful;  or (6) the
        NAV per unit  declines  to less than  $125 per unit and the  partners elect to terminate the Partnership.

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

        Redemptions

        A  Limited  Partner  may  cause  any or all of his or her units to be redeemed by the  Partnership  effective as of the last trading day of any month.  Redemptions  are based on the NAV per unit as of the last day  of the  month  and  require  ten  days'  written  notice  to the
        General  Partners.  Payment will be made within ten business  days of the  effective  date of the  redemption.  The  Partnership's  Limited
        Partnership  Agreement  contains a full description of redemption and distribution procedures.

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
        For  trades   executed   by  Welton   Investment   Corporation,   the
        Partnership paid $21.875 per half-turn  contract  (previously  $43.75 per round-turn  contract).  The  Partnership  pays these  commissions directly to CIS and CISFS,  and CIS then  reallocates the appropriate portion to American Express Financial Advisors Inc. (AEFA Advisors).

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

        Use of Estimates

        The  preparation  of  financial  statements  are in  conformity  with accounting  principles  generally  accepted  in the United  States of
        America which requires  management to make estimates and  assumptions that  affect  the  reported  amounts of assets  and  liabilities  and disclosure of contingent  assets and  liabilities  at the date of the financial  statements  and  the  reported  amounts  of  revenues  and expenses  during the reporting  period.  Actual  results could differ from those estimates.

 (3)    Fees

        Management  fees are accrued and paid monthly and incentive  fees are accrued  monthly  and  paid  quarterly.  Trading  decisions  for  the periods  of these  financial  statements  were made by the  following
        Commodity  Trading  Advisors  (CTAs):  John W. Henry & Company,  Inc.
        (JWH) and Sunrise Capital Partners, LLC (Sunrise).

        Under  the  signed  agreement,  Sunrise  and JWH  receive  a  monthly management  fee of 1/12 of 2% of the monthend NAV of the  Partnership under its  management and an incentive fee of the  Partnership's  net trading profits if any, attributable to its management.

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
        Such tax amounted to $0 for the  quarters  ended  March 31,  2002 and
        2001 and is  included in  operating  expenses  in the  statements  of operations.

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

        Net trading  results from  derivatives  for the years ended March 31,
        2002 and 2001,  are  reflected  in the  statement of  operations  and equal gains  (losses) from trading less brokerage  commissions.  Such trading results  reflect the net gain arising from the  Partnership's
        speculative   trading  of  futures  contracts,   options  on  futures
        contracts, and forward contracts

        The  notional  amounts  of open  contracts  at  March  31,  2002,  as disclosed  in the  Schedule  of  Investments,  do not  represent  the
        Partnership's  risk of loss due to market and credit risk, but rather represent the  Partnership's  extent of involvement in derivatives at the date of the statement of financial condition.

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
        These  interim  financial  statements  should be read in  conjunction with the audited  financial  statements  of the  Partnership  for the year  ended  December  31,  2001,  as filed with the  Securities  and
        Exchange  Commission  on March 29, 2002, as part of its Annual Report on Form 10-K.

        The results of  operations  for interim  periods are not  necessarily indicative  of the  operating  results to be expected  for the fiscal year.

(7)     Investments in Other Commodity Pools

        In December  2001,  the  Partnership  invested  in another  commodity pool, IDS Managed Fund LLC (IDSMF).  The investment is subject to the terms of the  respective  advisory  contract and other  agreements of this commodity pool.

        Income  (loss)  is net of the  Partnership's  proportionate  share of fees and expenses  incurred or charged by IDSMF.  During 2002,  IDSMF charged  monthly  management  fees  of  1/12  of 2% of the  NAV and a quarterly incentive fee of 20% of trading profits.

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

Initial investment in IDSMF                           $  2,257,061

Results of operations of IDSMF:
    Revenues                                              (428,857)
    Management and incentive fees                          (61,839)
    Other expenses                                         (73,058)

Net income before allocation to Limited Partners          (563,754)
Special allocation to the other Limited Partner           (464,180)

Partnership's income from investment in IDSMF              (99,574)
Partnership's redemptions in IDSMF                         (65,094)

Net Asset Value of the Partnership's investment in
    IDSMF,  March 31, 2002                            $  2,092,393

(8)           Financial Highlights
              The  following  financial  highlights  show  the  Partnership's financial  performance  for the period  ended  March 31,  2002.
              Total  return is  calculated  as the  change  is a  theoretical beneficial  owner's  investment  over the entire period.  Total return  is  calculated  based on the  aggregate  return  of the
              Partnership taken as a whole.

Total return                             (9.26)%

Ratio to average net assets:
    Net loss                             (8.16)%
    Expenses:
      Expenses                            1.35
      Incentive fees                      0.00

              Total expenses              1.35%

              The net  investment  income and operating  expenses  ratios are computed  based upon the  weighted  average  net assets for the
              Partnership for the period ended March 31, 2002.  Ratios do not reflect  income or  expenses  related  to  investment  in other commodity pools.
                                           IDS MANAGED FUTURES II, L.P.
                                             Schedule of Investments
                                                  March 31, 2002

                                            Number of      Principal     Value (OTE)
                                            contracts     (notional)
Long positions
Futures positions (-0.15%)
Interest rates                                  3        $ 3,120,655          9,494
Metals                                         31          1,085,795            825
Indices                                         7            653,587        (17,835)
                                                           4,860,037         (7,516)
Forward positions (0.23%)
Currencies                                     15         10,456,025         11,703
     Total long positions                                $15,316,062          4,187

Short positions
Futures positions (1.02%)
Interest rates                                261        $36,896,645         60,334
Metals                                         17            618,106         (8,970)
Indices                                         0                  0              0
                                                          37,514,751         51,364
Forward positions (-0.84%)
Currencies                                      9         10,486,587        (42,264)
     Total short positions                               $48,001,338          9,100

Total open contracts (0.27%)                                             $   13,288
Cash on deposit with brokers (59.24%)                                     2,969,060
Investment in other commodity pools (41.74%)                              2,092,393
Other assets in excess of liabilities (-1.25%)                              (62,407)
Net assets (100%)                                                        $5,012,334

Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operation

Fiscal Quarter ended March 30, 2002

The  Partnership  recorded  a loss of  $520,709  or  $47.75  per unit for the first quarter of 2002.

Performance  throughout  the quarter  was  disappointing.  Volatile  Japanese markets were the primary source of performance  problems.  On March 30, 2002, the John W.  Henry &  Company  Inc.  was  managing  58% of the  Partnership's assets while Sunrise was managing 42% of the Partnership's assets.

In January,  performance  was  positive in the  currency  and energy  sectors while  interest  rate,  metal,  stock  index  and  commodity  markets  posted losses.  The most  significant  gains came from the currency sector where the
Japanese  yen   continued  to  lose  value.   This  was   beneficial  to  the
Partnership   because  the  short  Yen   position  was  the  largest  in  the
portfolio.  Trading in all other  currency  markets was  negative.  The Enron news  created  a "flight  to  quality"  situation  which led to higher US and
European  bond  prices.  These  news  items and  others  ceased  the  selling activity  in  global  bonds  and  caused  losses  in the  Partnership's  long positions.  Profitable short positions in Japanese  government bonds were not large enough to make  interest  rate trading  profitable.  The energy  sector posted a very small gain as short  positions in natural gas  exceeded  losses taken in all other energy markets.  Overall,  the Partnership recorded a loss of $61,075 or $5.58 per unit in January.

During  February,  fluctuating  price  patterns  continued  which  led  to  a difficult month for the  Partnership.  The key element in performance was the trend  reversals  in  the  Japanese  financial  markets.  The  Nikkei  (stock index),  Japanese  government  bonds and the Yen accounted for  approximately one half of the losses in the portfolio.  Losses in the currency  sector also occurred in the British  pound,  Swiss franc and Euro.  As  mentioned  above, trading in Japanese  government  bonds was  negative.  Further  losses in the interest rate sector  occurred in US bond trading.  Trading in European bonds was  negative  as well.  Open trade  profits  accrued in short term  interest rates  helped  offset  some of the  losses  incurred  by the  balance  of the sector.  Performance  in the  energy  sector  was  also  unprofitable.  Short positions  in crude oil,  natural  gas and  gasoline  suffered as prices rose throughout  the sector.  Gold prices  continued  to rise,  which  allowed the
Partnership's  long positions to accrue profits.  The Partnership  recorded a loss of $266,145 or $24.37 per unit in February

March was another  disappointing month.  Positive returns from the energy and interest  rate sectors  were  overpowered  by losses in the currency  sector.
Currencies,  particularly  the  Yen,  were hit hard  during  March.  Japanese corporations  spurred a rally in the Yen when they actively  repatriated  Yen for  year-end  accounting  purposes.  This proved to be  detrimental  for the
Partnership's  short  Yen  position.  The  US  dollar  traded  in a  sideways pattern  against  the  British  pound,  Swiss  franc and Euro,  resulting  in additional  losses.  The  energy  and  interest  rate  sectors  turned  in  a
positive   performance.   Profits   accrued  in  short   positions   in  Euro
denominated  markets out weighed losses in the Japanese bond market.  For the month,  the  Partnership  recorded a loss of  $193,489  or $17.80 per unit in
March.

During the quarter,  investors  redeemed a total of 162.87 units.  At the end of the quarter  there were  10,712.65  units  outstanding  (including  376.57 units owned by the General Partners).

During  the  fiscal  quarter  ended  March 30,  2002 the  Partnership  had no material  credit  exposure to a counterparty  which is a foreign  commodities exchange.

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

In January,  positive  performance in the currency  sector early in the month turned into a small loss by month end.  The single most  profitable  position in the  Partnership's  portfolio was short  Japanese  yen. Long  positions in the Euro and the US dollar  against the Yen were not enough to offset  losses
in  other   currency   positions.   In  the   interest   rate   sector,   the
Partnership's  long bond positions in various countries around the world were slightly  positive.  Small profits were  produced in almost every  geographic area.  Crude and heating oil prices  bounced about in a featureless  pattern.
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
The Bank of  Japan's  decision  to  stimulate  Japan's  economy  at all costs
hastened  the  decline  of  Japanese   interest   rates  which   allowed  the
Partnership's  long Japanese bond positions to be the most  profitable in the portfolio.  Gloomy  growth  outlooks  for Europe and Great  Britain  directed interest rates lower which was profitable  for the  Partnership.  Conversely, trading in U.S. interest rates was negative.  The currency sector,  which had been up dramatically  since September,  continued its stellar  performance in
March.  The  unyielding  strength of the U.S.  dollar versus the Japanese yen was the cornerstone of the sector's  performance.  The Yen lost approximately
8% to the US dollar in March and  approximately  17% since  September.  Gains were also  accrued in long US dollar  positions  against  the Swiss franc and
Australian  dollar.  Trading in the U.S.  dollar versus the Euro was slightly negative.  As had been the case for  several  months,  position  sizes in the commodity,  metal,  energy and stock  index  sectors  were quite small due to lack of price  trends.  The  Partnership  recorded a gain of  $785,660.31  or
$66.67 per unit in March.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change with respect to market risk since the "Quantitative  and  Qualitative  Disclosures About Market Risk"
         was   made   in   the   Form   10-K   of   the   Partnership  dated
         December 31, 2001.

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

Date:   May 8, 2002
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun D. O'Brien
           Shaun D. O'Brien
           Vice President, CFO and Director

(Duly authorized  officer of the General Partner and the Principal  Financial
Officer of the General Partner)