Form 10-Q
period 2002-06-30
IDS MANAGED FUTURES II L P
filed 2002-08-15
CIK 813831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended June 30, 2002

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

Part I.  Financial Information

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2002 and the additional time frames as noted:

                                             Fiscal Quarter    Year to Date    Fiscal Year     Fiscal Quarter   Year to Date
                                              Ended 6/30/02   Ended 6/30/02   Ended 12/31/01    Ended 6/30/01   Ended 6/30/01

Statement of Financial Condition                    X                                X

Statement of Operations                             X               X                                 X               X

Statement of Changes in Partners' Capital                           X

Notes to Financial Statements                       X

                                IDS MANAGED FUTURES II, L.P.
                                STATEMENTS OF FINANCIAL CONDITION
                                             UNAUDITED

                                                             Jun 30, 2002         Dec 31, 2001

ASSETS
Equity in commodity futures
   trading accounts:
   Cash on deposit with Brokers                               $3,363,565           $3,297,546
   Unrealized gain (loss) on open
     futures contracts                                           699,491              178,075
Investment in other commodity pools                            2,329,420            2,257,061

                                                               6,392,476            5,732,682

Interest receivable                                                3,638                4,169
Receivable from other commodity pools                             17,635               52,226

      Total assets                                            $6,413,749           $5,789,077

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open futures contracts
     due to AEFA Advisors and CIS                                 $8,182               $4,933
   Accrued exchange, clearing and NFA fees                          $441                   24
   Accrued management fee                                          6,750                5,766
   Accrued incentive fee                                               0                    0
   Accrued general partner fee                                       998                1,803
   Accrued operating expenses                                     18,057               32,000
   Redemptions payable                                            30,774               98,720

      Total liabilities                                           65,202              143,246

Partners' Capital:
   Limited partners (10,061.77 units                           6,119,519            5,413,630
     outstanding at 6/30/02, 10,498.95
     units outstanding at 12/31/01) (see Note 1)
   General partners (376.57 units outstanding at                 229,028              232,201
    6/30/02, 450.32 units outstanding at
    12/31/01) (see Note 1)

      Total partners' capital                                  6,348,547            5,645,831

      Total liabilities and partners' capital                 $6,413,749           $5,789,077

Net asset per outstanding unit of partnership interest           $608.19              $515.64

See accompanying notes to financial statements.

                                                    IDS MANAGED FUTURES II, L.P.
                                                      STATEMENTS OF OPERATIONS
                                                             UNAUDITED

                                                        Apr 1, 2002      Jan 1, 2002      Apr 1, 2001      Jan 1, 2001
                                                           through         through          through          through
                                                        Jun 30, 2002     Jun 30, 2002     Jun 30, 2001     Jun 30, 2001

REVENUES

Gain (loss) on trading of commodity futures and
forwards contracts,
  physical commodities and related
  options:
  Realized gain (loss) on closed                           $529,223         $335,802        ($782,792)      $1,108,909
     positions
   Change in unrealized gain (loss)
     on open positions                                      686,204          521,417        ($415,233)     ($1,353,999)
Interest income                                              10,220           20,999           55,519         $131,662
Income from Investment in other commodity pools             315,108          215,533                0                0
Foreign currency transaction gain (loss)                     12,833            8,971          270,644           $7,105
Other revenue                                                     0                0           38,025           38,025

      Total revenues (losses)                            $1,553,588       $1,102,722        ($833,837)        ($68,298)

EXPENSES

   Commissions paid to AEFA Advisors                         52,160           97,057           87,262          188,148
    and CIS
   Exchange fees                                                288              699           10,037           17,144
   Management fees                                           16,888           32,748           32,580           67,729
   Incentive fees                                                 0                0            6,090            7,402
   General partner fee                                        2,314            2,572                0                0
   Operating expenses                                         8,080           16,498            8,105           16,400

      Total expenses                                         79,730          149,574          144,074          296,823

      Net profit (loss)                                  $1,473,858         $953,148        ($977,911)       ($365,121)

PROFIT (LOSS) PER UNIT OF PARTNERSHIP INTEREST              $140.30           $92.55          ($84.01)         ($31.71)

See accompanying notes to financial statements.

                                                  IDS MANAGED FUTURES II, L.P.
                                           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                                           UNAUDITED

                                                                       Limited         General
                                                       Units*          Partners        Partners          Total

Partners' capital at January 1, 2002               10,498.95        $5,413,630        $232,201     $5,645,831

Net profit                                                             921,814          31,334        953,148

Redemptions (see Note 1)                             (437.18)         (215,925)        (34,507)      (250,432)

Partners' capital at June 30, 2002                 10,061.77        $6,119,519        $229,028     $6,348,547

Net asset value per unit January 1, 2002                               $515.64        $515.64

Net profit per unit                                                      92.55          92.55

Net asset value per unit
   June 30, 2002                                                       $608.19        $608.19

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

                        IDS MANAGED FUTURES II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002

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

Commissions

Brokerage  commissions and National  Futures  Association  (NFA) clearing and exchange  fees are accrued on a  half-turn  basis on open  commodity  futures contracts.  The  Partnership  pays CIS  commissions on trades executed on its behalf at a rate of $29.375 per half-turn  contract.  For trades  executed by
Welton  Investment  Corporation  (Welton),  the Partnership  paid $21.875 per half-turn  contract.  The Partnership pays these commissions  directly to CIS and CISFS,  and CIS then  reallocates  the  appropriate  portion to  American
Express Financial Advisors Inc. (AEFA Advisors).

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

(3) Fees

Management  fees are accrued and paid monthly and incentive  fees are accrued monthly  and paid  quarterly.  Trading  decisions  for the  periods  of these financial  statements were made by the following  Commodity  Trading Advisors
(CTAs):  John W. Henry & Company,  Inc.  (JWH),  Welton and  Sunrise  Capital
Partners, LLC (Sunrise).

Under signed  agreement,  JWH and Sunrise  each receive a monthly  management fee  of  1/12  of 2% of  the  month-end  NAV of  the  Partnership  under  its management  and an  incentive  fee of 20% of the  Partnership's  net  trading
profits  if  any,   attributed  to  its  management.   Sunrise  is  paid  its
management  and  incentive  fees by IDS  Managed  Fund LLC,  and  through its investment in IDS Managed Fund LLC, the  Partnership  pays its  proportionate share of such fees.

Under  signed  agreement,  Welton  received  a  monthly  management  fee  and incentive fee according to the terms set forth above for JWH and Sunrise.

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

(5) Trading Activities and Related Risks

The  Partnership's  investment in other  commodity pools are recorded at fair
value  and  are  subject  to  the  market  and  credit   risks  of  financial
instruments  and commodity  contracts  held or sold short by those  entities.
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

The  Partnership  has cash on  deposit  with an  affiliate  interbank  market maker in connection  with its trading of forward  contracts.  In the event of the interbank market maker's  insolvency,  recovery of the Partnership assets on deposit may be limited to account  insurance or other protection  afforded such deposits.  In the normal course of business,  the  Partnership  does not
require  collateral  from  such  interbank  market  maker.   Because  forward
contracts  are  traded  in  unregulated  markets  between   principals,   the
Partnership  also assumes a credit risk,  the risk of loss from counter party non-performance.

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

The notional  amounts of open  contracts  at June 30,  2002,  as disclosed in the Schedule of  Investments,  do not  represent  the  Partnership's  risk of loss due to market and credit risk,  but rather  represent the  Partnership's extent  of  involvement  in  derivatives  at the  date  of the  statement  of financial condition.

Net trading  results from  derivatives  for the quarter ended June,  2002 and
2001,  are reflected in the statement of operations  and equal gains (losses)
from trading less brokerage  commissions.  Such trading  results  reflect the net gain  arising  from the  Partnership's  speculative  trading  of  futures contracts, options on futures contracts, and forward contracts.

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

The  Partnership's  risk of  loss in its  investee  pool  is  limited  to its
investment.   The  Partnership  may  make  additional   contributions  to  or
withdrawals from its investment in IDSMF as of the last day of any month.

Summarized  information  reflecting the Partnership's  investment in, and the operations of, the investee pool is as shown in the following table.

Initial investment in IDSMF, December 31, 2001       $ 2,257,061
Results of operations of IDSMF:
    Revenues                                           1,739,688
    Management and incentive fees                       (401,977)
    Other expenses                                      (168,147)

Net income before allocation to Limited Partners       1,169,564
Special allocation to the other Limited Partner          954,031

Partnership's income from investment in IDSMF            215,533

Partnership's redemptions in IDSMF                      (143,174)

Net Asset Value of the Partnership's investment in
    IDSMF,  June 30, 2002                            $ 2,329,420

(8) Financial Highlights

The  following   financial   highlights  show  the  Partnership's   financial
performance  for the period ended June 30, 2002.  Total return is  calculated as the  change  is a  theoretical  beneficial  owner's  investment  over  the entire period.  Total return is calculated  based on the aggregate  return of the Partnership taken as a whole.

      Total return                        17.95%

      Ratio to average net assets:
          Net Income                      14.09%

          Expenses:
            Expenses                      2.86
            Incentive fees                0.00

                    Total expenses        2.86%

The net investment  income and operating  expenses  ratios are computed based upon the  weighted  average  net  assets for the  Partnership  for the period ended June 30,  2002.  Ratios do not reflect  income or  expenses  related to investment in other commodity pools.

                                           IDS MANAGED FUTURES II, L.P.
                                              Schedule of Investments
                                                   June 30, 2002

                                                Number of           Principal         Value (OTE)
                                                contracts           (notional)
Long positions
Futures positions (3.1%)
Interest rates                                       245         $ 38,595,089           214,883
Metals                                                40            1,385,969           (18,016)
Indices                                                0                    0                 0
                                                                   39,981,058           196,867
Forward positions (10.56%)
Currencies                                                          1,063,294            (8,021)
Australian Dollar                                                     615,591            (4,644)
Australian Dollar                                                   2,450,795           119,576
Swiss Franc                                                           987,811            43,991
European Euro                                                       1,382,935            61,587
European Euro                                                       3,580,815           159,467
European Euro                                                       3,998,320           149,413
British Pound                                                         746,353            18,012
British Pound                                                       2,728,958            99,998
Japanese Yen                                                          748,158            29,695
Japanese Yen                                                            7,719               267
Japanese Yen                                                          784,928               844
Japanese Yen                                                           27,949               (34)
Japanese Yen                                                       19,123,626           670,151

     Total long positions                                        $ 59,104,684           867,018

Short positions
Futures positions (-0.02%)
Interest rates                                         0          $         0                 0
Metals                                                39            1,362,000           (21,710)
Indices                                               26            1,636,612            20,554
                                                                    2,998,612            (1,156)
Forward positions (-2.62%)
Currencies                                             6            5,282,661          (166,371)
     Total short positions                                        $ 8,281,273          (167,527)

Total open contracts (11.02%)                                                       $   699,491
Cash on deposit with brokers (52.98%)                                                 3,363,565
Investment in other commodity pools (36.69%)                                          2,329,420
Other assets in excess of liabilities (-0.69%)                                          (43,929)
Net assets (100%)                                                                   $ 6,348,547

Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operation

Fiscal Quarter ended June 30, 2002

The  Partnership  posted a gain of  $1,473,858  or  $140.30  per unit for the second quarter of 2002.

The  Partnership's  performance was strong  throughout the quarter.  Powerful trends in the currency  sector  propelled  performance  higher.  On June, 30,
2002,  the JWH was managing  63% of the  Partnership's  assets while  Sunrise was managing 37% of the Partnership's assets.

The  Partnership  began  the  quarter  with  slightly  lower  performance  in
April.  Weakness in the U.S.  dollar  provided strong results in the currency sector.  Profits were accrued in short Dollar positions  against the Japanese yen,  Swiss  franc,  British  pound and Euro.  The long  Dollar,  short  Euro
position  was  the   Partnership's   most   profitable   position  in  April.
Performance  in the  interest  rate  sector  was  very  disappointing.  Short positions  in Dollar and Euro  denominated  bond  markets  were closed out as losses.  Profitable  long  positions in the Japanese  government  bond market offset most of the losses  incurred by interest rate trading.  Turmoil in the
Middle East lifted the energy  market  higher,  providing  small  gains.  The metals  sector was  slightly  lower as gains in gold could not offset  losses in copper,  silver and  aluminum.  Overall the  Partnership  recorded a small loss of $5,529 or $0.52 per unit in April.

The  currency  sector paved the way for strong  performance  in May. The U.S.
dollar  continued to weaken against most major  currencies;  most notably the
Euro,  the  Japanese  yen and the  Swiss  franc,  providing  strong  profits.
Trends in the  currency  markets  were  aided by the U.S.  Treasury's  "stand aside"  approach  on the  Dollar  policy  and  the  Bank  of  Japan's  failed intervention  attempts.  The  Australian  dollar  continued  to  rise  as the currency  linked  to  physical  commodities,  due to  expectations  of higher global  inflation.  The  Partnership's  long Euro versus  short  Japanese yen position  was also  profitable.  The stock  index  sector  registered  modest gains  during May,  primarily  due to the German  DAX.  The  steepening  U.S.
yield curve  allowed long  positions in the two,  five and ten-year  bonds to accrue profits.  The Japanese  government bond provided the largest profit as it continued to climb.  Losses were absorbed in the  Australian  and European interest  rate  markets.  The metals  sector was also positive for the month.
Profits in long gold  positions  more than offset  losses in  industrial  and base  metals.  All in all,  the  Partnership  recorded a gain of  $402,840 or
$38.18 per unit in May.

The  Partnership  followed  May's gain with an extremely  positive  June. The economic  drivers  that fueled the strong  performance  included a confluence
of  events   influencing  the  currency  sector,   which  was  the  strongest
performing  sector due to the recent weakness of the Dollar.  The Euro gained approximately  15% on the  Dollar  for the  year-to-date.  Investors  selling
U.S. stocks due to fear of additional  accounting  abnormalities put pressure on stocks as well as the Dollar.  Much of the proceeds moved into  non-dollar investments  along  with  global  bonds  and gold.  The  global  bond  market rallied as a result of money coming from sales of  equities.  This "flight to quality" helped the  Partnership's  long positions in the European,  Japanese and U.S. bond markets to appreciate  throughout  the month.  Short  positions
in  the  world's   stock  markets  via  stock  index  futures  were  positive contributors  in June.  Corn and soybeans  prices  gained over 15% since lows were made in May. For June,  the  Partnership  recorded a gain of  $1,076,547 or $102.64 per unit.

During the quarter,  investors  redeemed a total of 274.31 units.  At the end of the quarter  there were  10,061.77  units  outstanding  (including  376.57 units owned by the General Partners).

During  the  fiscal  quarter  ended  June  30,  2002 the  Partnership  had no material credit exposure to a  counter-party  which is a foreign  commodities exchange.

Fiscal Quarter ended June 30, 2001

The  Partnership  recorded  a loss of  $977,911  or  $84.01  per unit for the second quarter of 2001.

The  Partnership  posted  losses  in each of the three  months in the  second quarter.  Overall,  the  second  quarter of fiscal  2001 ended  substantially negative  for the  Partnership.  Both  managers,  Welton and JWH  experienced
poor  performance.   On  June  30,  2001,  JWH  was  managing  56.8%  of  the
Partnership's  assets while Welton was  managing  43.2% of the  Partnership's assets.

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

The Partnership was down 5.50% for the calendar year-to-date.

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

Fiscal Quarter ended March 31, 2002

The  Partnership  recorded  a loss of  $520,709  or  $47.75  per unit for the first quarter of 2002.

Performance  throughout  the quarter  was  disappointing.  Volatile  Japanese markets were the primary source of performance  problems.  On March 30, 2002, the JWH was  managing  58% of the  Partnership's  assets  while  Sunrise  was managing 42% of the Partnership's assets.

In January,  performance  was  positive in the  currency  and energy  sectors while  interest  rate,  metal,  stock  index  and  commodity  markets  posted losses.  The most  significant  gains came from the currency sector where the
Japanese  yen   continued  to  lose  value.   This  was   beneficial  to  the
Partnership   because  the  short  Yen   position  was  the  largest  in  the
portfolio.  Trading in all other  currency  markets was  negative.  The Enron news  created a "flight to quality"  situation  which led to higher U.S.  and
European  bond  prices.  These  news  items and  others  ceased  the  selling activity  in  global  bonds  and  caused  losses  in the  Partnership's  long positions.  Profitable short positions in Japanese  government bonds were not large enough to make  interest  rate trading  profitable.  The energy  sector posted a very small gain as short  positions in natural gas  exceeded  losses taken in all other energy markets.  Overall,  the Partnership recorded a loss of $61,075 or $5.58 per unit in January.

During  February,  fluctuating  price  patterns  continued  which  led  to  a difficult month for the  Partnership.  The key element in performance was the trend  reversals  in  the  Japanese  financial  markets.  The  Nikkei  (stock index),  Japanese  government  bonds and the Yen accounted for  approximately one half of the losses in the portfolio.  Losses in the currency  sector also occurred in the British  pound,  Swiss franc and Euro.  As  mentioned  above, trading in Japanese  government  bonds was  negative.  Further  losses in the interest  rate sector  occurred  in U.S.  bond  trading.  Trading in European bonds  was  negative  as well.  Open  trade  profits  accrued  in short  term interest  rates helped  offset some of the losses  incurred by the balance of the sector.  Performance  in the energy sector was also  unprofitable.  Short positions  in crude oil,  natural  gas and  gasoline  suffered as prices rose throughout  the sector.  Gold prices  continued  to rise,  which  allowed the
Partnership's  long positions to accrue profits.  The Partnership  recorded a loss of $266,145 or $24.37 per unit in February

March was another  disappointing month.  Positive returns from the energy and interest  rate sectors  were  overpowered  by losses in the currency  sector.
Currencies,  particularly  the  Yen,  were hit hard  during  March.  Japanese corporations  spurred a rally in the Yen when they actively  repatriated  Yen for  year-end  accounting  purposes.  This proved to be  detrimental  for the
Partnership's  short Yen  position.  The U.S.  dollar  traded  in a  sideways pattern  against  the  British  pound,  Swiss  franc and Euro,  resulting  in additional  losses.  The  energy  and  interest  rate  sectors  turned  in  a
positive   performance.   Profits   accrued  in  short   positions   in  Euro
denominated  markets out weighed losses in the Japanese bond market.  For the month,  the  Partnership  recorded a loss of  $193,489  or $17.80 per unit in
March.

During the quarter,  investors  redeemed a total of 162.87 units.  At the end of the quarter  there were  10,712.65  units  outstanding  (including  376.57 units owned by the General Partners).

During  the  fiscal  quarter  ended  March 30,  2002 the  Partnership  had no material  credit  exposure to a counterparty  which is a foreign  commodities exchange.

Fiscal Quarter ended March 31, 2001

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

Exhibit 99 -  Certification  Pursuant to Section  1350 of Chapter 63 of Title
18 of the United States Code

b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the registrant  has duly  caused  this  report to be signed on its  behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES II, L.P.

Date:   August 14, 2002
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun O'Brien
        Shaun O'Brien
        Vice President, CFO and Director

(Duly authorized  officer of the General Partner and the Principal  Financial
Officer of the General Partner)

Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title
18 of the United States Code

I, Shaun D. O'Brien,  the Chief Financial  Officer of CIS  Investments,  Inc.
("CISI"),   the  General  Partner  of  IDS  Managed  Futures  II,  L.P.  (the
"Partnership"),  and I, James A. Davison, the President of CISI, certify that
(i) the attached 10-Q fully complies with the  requirements  of Section 13(a)
or  15(d) of the  Securities  Exchange  Act of 1934 and (ii) the  information contained in the attached  10-Q fairly  presents,  in all material  respects, the financial condition and results of operations of the Partnership.

         James A. Davison
         President
         CIS Investments, Inc.
         August 14, 2002

         Shaun D. O'Brien
         Chief Financial Officer
         CIS Investments, Inc.
         August 14, 2002