Form 10-Q
period 2002-09-30
IDS MANAGED FUTURES II L P
filed 2002-11-14
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 0-17443

IDS MANAGED FUTURES II, L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1207252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 South Wacker Drive
Suite 2300
Chicago, IL 60606
(Address of principal executive offices) (Zip Code)

(312) 460-4000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  |X| Yes      |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  |_| Yes      |X| No

The number of units outstanding, as of September 30, 2002, are 10,292.34.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2002 and the additional time frames as noted:

	Fiscal Quarter Ended 9/30/02	Year to Date Ended 9/30/02	Fiscal Year Ended 12/31/01	Fiscal Quarter Ended 9/30/01	Year to Date Ended 9/30/01

Statements of Financial Condition	X		X

Statement of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES II, L.P.
STATEMENTS OF FINANCIAL CONDITION

	Sept. 30, 2002	Dec. 31, 2001
	(unaudited)
Assets
Assets:
Equity in commodity futures trading accounts:
Cash on deposit with Brokers	$4,688,754	$3,297,546
Unrealized gain on open futures contracts	472,724	178,075
Investment in other commodity pools	2,479,460	2,257,061

	7,640,938	5,732,682

Interest Receivable	5,503	4,169
Receivable from other commodity pools	25,985	52,226

Total Assets	7,672,426	5,789,077

Liabilities and Partners' Capital
Liabilities:
Accrued commissions	8,946	4,933
Accrued exchange, clearing and NFA fees	41	24
Accrued management fees	8,587	5,766
Accrued incentive fees	213,892	0
Accrued general partner fee	827	1,803
Accrued operating expenses	15,715	32,000
Redemptions payable	44,700	98,720

Total liabilities	292,708	143,246

Partners' Capital:
Limited partners (9,915.77 units outstanding at September 30,2002, 10,498.95 units outstanding at December 31, 2001)	7,109,714	5,413,630
General partners (376.57 units outstanding at September 30, 2002, 450.32 units outstanding at December 31, 2001)	270,004	232,201

Total parters' capital	7,379,718	5,645,831

Total liabilities and partners' capital	$7,672,426	$5,789,077

Net asset per outstanding unit of parternship interest	$717.01	$515.64

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
STATEMENTS OF OPERATIONS
(unaudited)

	July 1, 2002 through Sept. 30, 2002	Jan. 1, 2002 through Sept. 30, 2002	July 1, 2001 through Sept. 30, 2001	Jan. 1, 2001 through Sept. 30, 2001
Revenues:
Gain (loss) on trading of commodity futures and forwards contracts and related options:
Realized gain (loss) on closed positions	$1,419,822	$1,755,624	$(386,636)	$722,273
Change in unrealized gain (loss) on open positions	(226,769)	294,648	224,042	(1,129,957)
Interest Income	15,113	36,112	46,253	177,915
Income from Investment in other commodity pools	207,477	423,010	0	0
Foreign currency transaction gain	2,997	11,968	15,922	23,027
Other income	0	0	0	38,025

Total revenues (losses)	$1,418,640	$2,521,362	$(100,419)	$(168,717)

Expenses:
Commissions	38,074	135,131	83,581	271,729
Exchange, clearing and NFA fees	106	805	10,364	27,508
Management fees	24,131	56,879	19,673	87,402
Incentive fees	214,801	214,801	0	7,402
General Partners fee	2,179	4,751	0	0
Operating expenses	8,109	24,607	8,173	24,573

Total expenses	287,400	436,974	121,791	418,614

Net profit (loss)	$1,131,240	$2,084,388	$(222,210)	$(587,331)

Gain (loss) per unit of partnership interest	$108.82	$201.37	$(84.01)	$(31.71)

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
(unaudited)

	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2002	10,498.95	$5,413,630	$232,201	$5,645,831

Net profit		2,012,078	72,310	2,084,388

Redemptions	(583.18)	(315,994)	(34,507)	(350,501)

Partners' capital at September 30, 2002	9,915.77	$7,109,714	$270,004	$7,379,718

Net asset value per unit September 30, 2002		717.01	717.01

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

(1)  General Information and Summary

IDS Managed Futures II, L.P. (the Partnership), a limited partnership organized in April 1987 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The general partners are IDS Futures Corporation (IDSFC) and CIS Investments, Inc. (CISI) (collectively, the General Partners). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

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

The Partnership earns interest on 100% of the Partnership’s average monthly cash balance on deposit with the Brokers at a rate equal to 80% of the average 91-day Treasury bill rate for U.S. Treasury bills issued during that month.

Redemptions

A Limited Partner may cause any or all of his or her units to be redeemed by the Partnership effective as of the last trading day of any month. Redemptions are based on the NAV per unit as of the last day of the month and require ten days’ written notice to the General Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership’s Limited Partnership Agreement contains a full description of redemption and distribution procedures.

Commissions

Brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract. For trades executed by Sunrise Capital Partners, LLC (Sunrise), the Partnership pays $21.875 per half-turn contract. The Partnership pays these commissions directly to CIS and CISFS, and CIS then reallocates the appropriate portion to AEFA Advisors.

Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the period, while period-end balances are translated at the period-end currency rates. The impact of the translation is reflected in the statements of operations.

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

(3)  Fees

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by the following Commodity Trading Advisors (CTAs): John W. Henry & Company, Inc. (JWH) and Sunrise.

Under signed agreement, JWH and Sunrise each receive a monthly management fee of 1/12 of 2% of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. Sunrise is paid its management and incentive fees by IDS Managed Fund LLC.

(4)  Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended September 30, 2002 and 2001 and is included in operating expenses in the statements of operations.

(5)  Trading Activities and Related Risks

The Partnership’s investment in other commodity pools are recorded at fair value and are subject to the market and credit risks of financial instruments and commodity contracts held or sold short by those entities. The Partnership bears the risk of loss only to the extent of the market value of its respective investments.

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

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CE Act) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property such as U.S. Treasury bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash on deposit with an affiliated interbank market maker in connection with its trading of forward contracts. In the event of the interbank market maker’s insolvency, recovery of the Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, the risk of loss from counterparty non-performance.

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

The notional amounts of open contracts at September 30, 2002, as disclosed in the Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represents the Partnership’s extent of involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the quarter ended September 30, 2002 and 2001, are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

The limited partners bear the risk of loss only to the extent of the market value of their respective investments.

(6)  Financial Statement Preparation

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (SEC) on March 29, 2002, as part of its Annual Report on Form 10-K.

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

Income (loss) is net of the Partnership’s proportionate share of fees and expenses incurred or charged by IDSMF. During 2002, IDSMF charged monthly management fees of 1/12 of 2% of the NAV and a quarterly incentive fee of 20% of trading profits.

The Partnership’s risk of loss in its investee pool is limited to its investment. The Partnership may make additional contributions to or withdrawals from its investment in IDSMF as of the last day of any month.

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, December 31, 2001	$2,257,061
Results of operations of IDSMF:
Revenues	3,233,252
Management and incentive fees	(726,005)
Other expenses	(252,293)
Net income before allocation to Limited Partners	2,254,954
Special allocation to the other Limited Partner	1,831,944
Partnership's income from investment in IDSMF	423,010
Partnership's redemptions in IDSMF	(200,611)
Net Asset Value of the Partnership's investment in IDSMF, September 30, 2002	$2,479,460

(8)  Financial Highlights

The following financial highlights show the Partnership’s financial performance for the nine-month period ended September 30, 2002. Total return is calculated as the change is a theoretical beneficial owner’s investment over the entire period. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total return	39.05%
Ratio to average net assets:
Net income	29.15%
Expenses:
Expenses	3.90
Incentive fees	3.77
Total expenses	7.67%

The net investment income and operating expenses ratios are computed based upon the weighted average net assets for the Partnership for the nine-month period ended September 30, 2002. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES II, L.P.
Schedule of Investments
September 30, 2002

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (5.53%)
Interest rates
SFE 3Y BND	25	1,290,389	$8,717
SFE 10Y BD	21	1,080,162	21,086
LF S. STRLG	44	8,293,838	29,002
LF GILT	9	1,704,545	45,825
ERX E BUND	56	6,228,780	121,044
ERX E BOBL	32	3,470,912	54,218
LIFE EURIB	27	6,468,784	21,580
TSE YEN BD	5	5,762,297	(5,910)
CBT T-BOND	14	49,910	71,266
CBT 10Y TN	14	50,439	55,750
IMM EURDLR	16	3,920,800	19,500
Metals	44	801,986	(34,108)
		39,122,842	407,970
Forward positions (0.15%)
Currencies	14	10,392,393	10,966
Total long positions		49,515,235	$418,936

Short positions
Futures positions (1.74%)
Metals	55	991,940	39,464
Indices	27	60,583	88,924
		1,052,523	128,388

Forward positions (-1.01%)
Currencies	13	8,701,635	(74,600)
Total short positions		9,754,158	$53,788

Total open contracts (6.41%)			$472,724
Cash on deposit with brokers (63.54%)			4,688,754
Investment in other commodity pools (33.60%)			2,479,460
Other assets in excess of liabilities (-3.54%)			(261,220)
Net assets (100%)			$7,379,718

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended September 30, 2002

The Partnership recorded a gain of $1,131,240 or $108.82 per unit for the third quarter of 2002.

Performance throughout the quarter was strong. Powerful trends in the interest rate sector propelled performance higher. On September, 30, 2002, the John W. Henry & Company, Inc. was managing 67% of the Partnership’s assets while Sunrise was managing 33% of the Partnership’s assets.

Partnership performance was very positive in July. The interest rate sector was the performance leaders as the downward trend in global interest rates accelerated during the month. Sizable gains were accrued in short-term interest rates denominated in British pounds and Euros. Long positions in the U.S. 5, 10 and 30 year bonds were also very profitable. After several months of positive performance, the currency sector was negative in July. Profits made in long Dollar, short British pound positions were offset by losses incurred in Euro and Japanese yen trading. Aided by accounting scandals and decreased consumer confidence, the world’s stock markets plummeted in July. Hence the Partnership’s short positions in the British and Japan stock indices reaped solid gains. The Partnership’s long positions in the metals sector were hurt when gold prices fell sharply but were rewarded when short positions in industrial metals such as copper and aluminum accrued profits. The Partnership recorded a gain of $478,432 or $45.83 per unit in July.

The Partnership made new highs for 2002 in August. The economic driver fuelling the gain in the interest rate sector was a weak stock market. Money poured out of stocks and into bonds throughout the month. Long positions in short to long-term bonds denominated in Euro, Yen, and the U.S. dollar all made significant positive contributions. Nearly all positions in the currency sector lost money. The Dollar, which had lost value to all other major currencies in May and June, rallied sharply. The Japanese yen surprised everyone and rallied sharply. Long positions in crude oil were profitable as its price rose sharply during the month. Gold reversed its downward trend that started in late June which led to a loss in the metals. In the agricultural sector, profits in corn and wheat were offset by losses in soybeans. The Partnership recorded a gain of $170,821 or $16.43 per unit in August.

The Partnership closed the quarter with a very positive September. On the strength of rising global bond prices, both of the Partnership’s managers, Sunrise and the JWH, posted solid gains. In September, the U.S. economy continued to lead other industrialized nations in a global economic slowdown. Subsequently, interest rates denominated in Euros, British pounds, Australian dollars and, most significantly, Japanese yen continued to fall providing positive returns for the Partnership. The most profitable markets in this sector were the U.S. 10-year bond, German bund and British treasury bill. Long positions in the Euro allowed for positive performance in the currency sector. The rise in petroleum prices was the primary driver for positive performance in the energy sector. The Partnership recorded a gain of $481.987 or $46.55 per unit in September.

During the quarter, investors redeemed a total of 146 units. At the end of the quarter there were 10,292.34 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ended September 30, 2002 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended September 30, 2001

The Partnership recorded a loss of $222,210 or $19.58 per unit for the third quarter of 2001.

During the third quarter, the Partnership experienced negative performance. The account managed by JWH was up 8.37% for the quarter. However, the Alpha Program managed by Welton, which overlays 100% of the Partnership’s assets, was down 7.04% for the quarter. On September 30, 2001, JWH was managing 64.08% of the Partnership’s assets. The balance of the Partnership’s assets were being held in an interest bearing account.

In July, positive performance in the currency sector early in the month turned into a small loss by month end. The single most profitable position in the Partnership’s portfolio was a short Japanese yen position. Long positions in the Euro and the U.S. dollar against the Yen were not enough to offset losses in the other currency positions. In the interest rate sector, the Partnership’s long global bond position was slightly positive. Small profits were produced in almost every geographic area. Crude and heating oil prices bounced about in a featureless patter. The metal sector showed signs of breaking out of its prolonged down trend as silver, copper and aluminum rallied sharply. Overall, the Partnership recorded a loss of $269,732 or $23.57 per unit in July.

During August, disappointing economic indicators allowed for lower interest rates around the globe and a positive month for the Partnership. The interest rate sector performed extremely well in August. Profits were accrued from positions ranging from short-term Treasury-bill to 30 year bonds. Interest rate trading was profitable in all geographic areas except Japan. The currency sector posted a positive result due to trading in European markets. Long positions in the Euro, Swiss franc, and British pound against the U.S. dollar and Yen were very profitable. Despite having participated lightly in stock index futures in August, the Partnership amassed gains in this area due to short positions in Japanese, German and British stock index futures. In the energy sector, gains in heating oil were offset by losses in all other energy markets. In metals, a rally in gold reversed abruptly and led to small losses in that sector. Gains in coffee were not enough for the agricultural sector to post a gain. Overall, the Partnership recorded a gain of $218,893 or $19.26 per unit in August.

On September 11, 2001, the bombing of the World Trade Center sent a shock wave through the world’s capital markets. CIS Investments, Inc. and Cargill Investor Services, Inc., the Partnership’s co-General Partner and Clearing Broker, respectively, evacuated their Sears Tower location to operate out of their Disaster Recovery site in suburban Chicago. All daily functions related to the Partnership, such as trade processing, accounting and monitoring of trading activity, were performed in a routine manner. On Wednesday, CISI and CIS resumed their normal operations from their Sears Tower location.

Welton’s Alpha Portfolio, an options overlay program, is utilized to manage Partnership assets. This type of strategy fares poorly during extreme market conditions. Hence, Welton suffered large losses in September. These losses more than offset the gains made by the JWH for the month. At the end of September, the Partnership’s largest positions were long interest rates around the globe as well as short the U.S. dollar versus the Yen, Euro, and Swiss franc. Slightly smaller positions were held in long gold as well as short British, Japanese and German stock indices. Overall, the Partnership recorded a loss of $171,371 or $15.27 per unit is September.

During the quarter, investors redeemed a total of 244.68 units. At the end of the quarter there were 11,199.82 units outstanding (including 450.32 units owned by the General Partners).

During the fiscal quarter ended September 30, 2001, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended June 30, 2002

The Partnership posted a gain of $1,473,858 or $140.30 per unit for the second quarter of 2002.

The Partnership’s performance was strong throughout the quarter. Powerful trends in the currency sector propelled performance higher. On June 30, 2002, JWH was managing 63% of the Partnership’s assets while Sunrise was managing 37% of the Partnership’s assets.

The Partnership began the quarter with slightly lower performance in April. Weakness in the U.S. dollar provided strong results in the currency sector. Profits were accrued in short Dollar positions against the Japanese yen, Swiss franc, British pound and Euro. The long Dollar, short Euro position was the Partnership’s most profitable position in April. Performance in the interest rate sector was very disappointing. Short positions in Dollar and Euro denominated bond markets were closed out as losses. Profitable long positions in the Japanese government bond market offset most of the losses incurred by interest rate trading. Turmoil in the Middle East lifted the energy market higher, providing small gains. The metals sector was slightly lower as gains in gold could not offset losses in copper, silver and aluminum. Overall the Partnership recorded a small loss of $5,529 or $0.52 per unit in April.

The currency sector paved the way for strong performance in May. The U.S. dollar continued to weaken against most major currencies; most notably the Euro, the Japanese yen and the Swiss franc, providing strong profits. Trends in the currency markets were aided by the U.S. Treasury’s “stand aside” approach on the Dollar policy and the Bank of Japan’s failed intervention attempts. The Australian dollar continued to rise as the currency linked to physical commodities, due to expectations of higher global inflation. The Partnership’s long Euro versus short Japanese yen position was also profitable. The stock index sector registered modest gains during May, primarily due to the German DAX. The steepening U.S. yield curve allowed long positions in the 2, 5 and 10-year bonds to accrue profits. The Japanese government bond provided the largest profit as it continued to climb. Losses were absorbed in the Australian and European interest rate markets. The metals sector was also positive for the month. Profits in long gold positions more than offset losses in industrial and base metals. All in all, the Partnership recorded a gain of $402,840 or $38.18 per unit in May.

The Partnership followed May’s gain with an extremely positive June. The economic drivers that fueled the strong performance included a confluence of events influencing the currency sector, which was the strongest performing sector due to the recent weakness of the Dollar. The Euro gained approximately 15% on the Dollar for the year-to-date. Investors selling U.S. stocks due to fear of additional accounting abnormalities put pressure on stocks as well as the Dollar. Much of the proceeds of these sales appeared to have moved into non-Dollar investments along with global bonds and gold. The global bond market rallied as a result of money coming from sales of equities. This “flight to quality” helped the Partnership’s long positions in the European, Japanese and U.S. bond markets to appreciate throughout the month. Short positions in the world’s stock markets via stock index futures were positive contributors in June. Corn and soybeans prices gained over 15% since lows were made in May. For June, the Partnership recorded a gain of $1,076,547 or $102.64 per unit.

During the quarter, investors redeemed a total of 274.31 units. At the end of the quarter there were 10,061.77 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ended June 30, 2002, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended June 30, 2001

The Partnership recorded a loss of $977,911 or $84.01 per unit for the second quarter of 2001.

The Partnership posted losses in each of the three months in the second quarter. Overall, the second quarter of fiscal 2001 ended substantially negative for the Partnership. Both Welton and JWH experienced poor performance. On June 30, 2001, JWH was managing 56.8% of the Partnership’s assets while Welton was managing 43.2% of the Partnership’s assets.

In April, the Partnership suffered losses as the economy and the U.S. stock market demonstrated signs of rebounding. An unexpected discount rate cut in the U.S., coupled with a lack of an interest rate cut in Europe, caused trend reversals in both the Euro and U.S. dollar denominated bond markets. These reversals were negative for the Partnership. Long positions in the Japanese bond market, which had been maintained for several months, were closed out after similar price behavior. Trading in British, Swiss and Australian interest rates was also slightly negative. The currency sector experienced losses in April. The biggest loss came in the Yen, which was up against the U.S. dollar for the first month since August. The U.S. dollar fared slightly better against the Euro, Swiss franc and the British pound, but lost ground to each for the month. Gold rallied slightly off its low, which reduced open trade profits and led to a small loss in the metal sector. Petroleum prices continued trading in a volatile, sideways manner which accounted for a small loss in energy. Overall, the Partnership recorded a loss of $595,102 or $50.88 per unit in April.

In May, short positions in the Euro proved to be very profitable for the Partnership. The Euro continued to erode in value against the U.S. dollar as a lack of confidence in their monetary system made Europeans reconsider the need for a common currency. Trading in the interest rate sector was challenging. Despite rate cuts by both the Fed and the European Central Bank, many interest rate markets moved in a trendless manner which resulted in losses. Energy markets were indecisive in May. Gains in short natural gas positions were the most profitable while long crude oil positions incurred losses. As had been the case for several months, the Partnership had very small positions in metal and commodity markets due to a lack of price trends. The Partnership recorded a loss of $112,726 or $9.64 per unit in May.

In June, the Partnership suffered losses in interest rate and currency trading primarily due to the uncertainty in the global economy. The interest rate sector experienced negative performance largely due to the volatility associated with the U.S. Federal Reserve’s rate cut. Markets failed to follow through after the cut, which led to losses in all U.S. dollar and Euro denominated interest rate trading. Australian interest rate trading was negative as well. The only bright spot in the interest rate sector came from the long positions in Japanese government bonds. The re-election of U.K. Prime Minister Tony Blair added to an already confusing situation in the currency sector. The Euro and British pound closed the month about unchanged against the U.S. dollar. However, the intra-month volatility in each of these markets triggered stop-loss selling. The Partnership’s long Yen/short Euro position, which had been profitable in May, was closed due to weakness in the Yen. Losses in crude oil and gasoline trading more than offset gains made in short positions in natural gas. The Partnership recorded a loss of $270,083 or $23.49 per unit in June.

The Partnership was down 5.50% for the calendar year-to-date.

During the quarter, investors redeemed a total of 521.29 units. At the end of the quarter there were 11,444.50 units outstanding (including 450.32 units owned by the General Partners).

During the fiscal quarter ended June 30, 2001, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended March 31, 2002

The Partnership recorded a loss of $520,709 or $47.75 per unit for the first quarter of 2002.

Performance throughout the quarter was disappointing. Volatile Japanese markets were the primary source of performance problems. On March 30, 2002, JWH was managing 58% of the Partnership’s assets while Sunrise was managing 42% of the Partnership’s assets.

In January, performance was positive in the currency and energy sectors while interest rate, metal, stock index and commodity markets posted losses. The most significant gains came from the currency sector where the Japanese yen continued to lose value. This was beneficial to the Partnership because the short Yen position was the largest in the portfolio. Trading in all other currency markets was negative. The Enron news created a “flight to quality” situation which led to higher U.S. and European bond prices. These news items and others ceased the selling activity in global bonds and caused losses in the Partnership’s long positions. Profitable short positions in Japanese government bonds were not large enough to make interest rate trading profitable. The energy sector posted a very small gain as short positions in natural gas exceeded losses taken in all other energy markets. Overall, the Partnership recorded a loss of $61,075 or $5.58 per unit in January.

During February, fluctuating price patterns continued which led to a difficult month for the Partnership. The key element in performance was the trend reversals in the Japanese financial markets. The Nikkei (stock index), Japanese government bonds and the Yen accounted for approximately one half of the losses in the portfolio. Losses in the currency sector also occurred in the British pound, Swiss franc and Euro. As mentioned above, trading in Japanese government bonds was negative. Further losses in the interest rate sector occurred in U.S. bond trading. Trading in European bonds was negative as well. Open trade profits accrued in short term interest rates helped offset some of the losses incurred by the balance of the sector. Performance in the energy sector was also unprofitable. Short positions in crude oil, natural gas and gasoline suffered as prices rose throughout the sector. Gold prices continued to rise, which allowed the Partnership’s long positions to accrue profits. The Partnership recorded a loss of $266,145 or $24.37 per unit in February.

March was another disappointing month. Positive returns from the energy and interest rate sectors were overpowered by losses in the currency sector. Currencies, particularly the Yen, were hit hard during March. Japanese corporations spurred a rally in the Yen when they actively repatriated Yen for year-end accounting purposes. This proved to be detrimental for the Partnership’s short Yen position. The U.S. dollar traded in a sideways pattern against the British pound, Swiss franc and Euro, resulting in additional losses. The energy and interest rate sectors turned in a positive performance. Profits accrued in short positions in Euro denominated markets out weighed losses in the Japanese bond market. For the month, the Partnership recorded a loss of $193,489 or $17.80 per unit in March.

During the quarter, investors redeemed a total of 162.87 units. At the end of the quarter, there were 10,712.65 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ended March 30, 2002, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended March 31, 2001

The Partnership recorded a gain of $612,789 or $52.30 per unit for the first quarter of 2001.

During the first two months of the quarter, the Partnership experienced slightly negative performance. However, during March, strong gains were recorded. Overall, the first quarter of fiscal year 2001 ended substantially positive for the Partnership account managed by JWH and slightly negative for the accounts managed by Welton. On March 30, 2001, JWH was managing 54.8% of the Partnership’s assets while Welton was managing 45.2% of the Partnership’s assets.

In January, positive performance in the currency sector early in the month turned into a small loss by month end. The single most profitable position in the Partnership’s portfolio was short Japanese yen. Long positions in the Euro and the U.S. dollar against the Yen were not enough to offset losses in other currency positions. In the interest rate sector, the Partnership’s long bond positions in various countries around the world were slightly positive. Small profits were produced in almost every geographic area. Crude and heating oil prices bounced about in a featureless pattern. The metal sector showed signs of breaking out of its prolonged down trend as silver, copper and aluminum rallied sharply. Overall the Partnership recorded a loss of $159,898 or $13.29 per unit in January.

During February, the Bank of Japan once again adopted a policy of reducing interest rates as Japan’s economic recovery stalled. This allowed the Partnership’s long positions in Japanese bonds to greatly appreciate in value. Smaller gains were made in long positions in U.S., German, British, and Australian interest rates. Trading in European currencies was negative. Both the Euro and Swiss franc traded in erratic patterns for much of the month, which more than offset the gains made in the Yen. OPEC agreed to cut output by 1.5 million barrels a day in order to support prices. However, the slowing of global economies counteracted this decrease leading to an unprofitable trading environment for the Partnership. By the end of the month, the Partnership had all but exited the energy sector. The Partnership recorded a loss of $12,973 or $1.09 per unit in February.

In March, the Partnership experienced strong positive performance. Despite a trend interruption late in the month, trading in the interest rate sector was positive with some geographic areas dramatically outperforming others. The Bank of Japan’s decision to stimulate Japan’s economy at all costs hastened the decline of Japanese interest rates which allowed the Partnership’s long Japanese bond positions to be the most profitable in the portfolio. Gloomy growth outlooks for Europe and Great Britain directed interest rates lower which was profitable for the Partnership. Conversely, trading in U.S. interest rates was negative. The currency sector, which had been up dramatically since September, continued its stellar performance in March. The unyielding strength of the U.S. dollar versus the Japanese yen was the cornerstone of the sector’s performance. The Yen lost approximately 8% to the U.S. dollar in March and approximately 17% since September 2000. Gains were also accrued in long U.S. dollar positions against the Swiss franc and Australian dollar. Trading in the U.S. dollar versus the Euro was slightly negative. As had been the case for several months, position sizes in the commodity, metal, energy and stock index sectors were quite small due to the lack of price trends. The Partnership recorded a gain of $785,660 or $66.67 per unit in March.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Partnership dated December 31, 2001.

Item 4. Controls and Internal Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s President and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of CISI’s have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General Partners believe that there is no proceeding threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have material adverse effect on the financial condition or results of operations of the Partnership.

Item 2.  Changes in Securities and Use of Proceeds

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

IDS MANAGED FUTURES II, L.P.

Date:	November 12, 2002

By:	CIS Investment,s Inc., One of its General Partners

By:	/s/ Shaun D. O'Brien
Shaun D. O'Brien Chief Financial Officer

(Duly authorized officer of the General Partner and the Principal Financial Officer of the General Partner)

CERTIFICATION

I, James A. Davison, the President of CIS Investments, Inc. ("CISI"), a General Partner of IDS Managed Futures II, L.P. (the "Partnership"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.  The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.  The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James A. Davison
James A. Davison President CIS Investments, Inc. November 12, 2002

CERTIFICATION

I, Shawn O'Brien, the Chief Financial Officer of CIS Investments, Inc. ("CISI"), a General Partner of IDS Managed Futures II, L.P. (the "Partnership"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.  The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.  The Partnership's other certifying officers and I have 1indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Shaun D. O'Brien
Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. November 12, 2002