Form 10-Q
period 2003-06-30
IDS MANAGED FUTURES II L P
filed 2003-08-13
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of units outstanding, as of June 30, 2003, is 9,405.18.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition
Statements of Operations
Statement of Changes in Partners’ Capital
Notes to Financial Statements
Schedule of Investments
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Internal Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
CERTIFICATIONS
EXHIBIT 99
FORM 10-K DECEMBER 31, 2002

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2003 and the additional time frames as noted:

	Fiscal Quarter Ended 6/30/03	Year to Date Ended 6/30/03	Fiscal Year Ended 12/31/02	Fiscal Quarter Ended 6/30/02	Year to Date Ended 6/30/02

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES II, L.P.
STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30, 2003	Dec. 31, 2002
	(unaudited)
Assets
Assets:
Equity in commodity futures:
Cash on deposit with Brokers	$5,400,283	$4,110,534
Unrealized loss (gain) on open futures contracts	(186,721)	435,209
Investment in other commodity pools	2,257,651	2,233,099

	7,471,213	6,778,842

Interest Receivable	3,423	3,624
Receivable from other commodity pools	49,101	31,505

Total assets	7,523,737	6,813,971

Liabilities and Partners' Capital
Liabilities:
Accrued commissions	7,209	6,991
Accrued exchange, clearing and NFA fees	29	37
Accrued management fee	8,670	7,547
Accrued incentive fee	57,364	0
Accrued operating expenses	17,734	32,000
Accrued General Partner Fees	459	805
Redemptions payable	95,453	57,978

Total liabilities	186,918	105,358

Unitholders' Capital:
Beneficial owners (9,028.61 units outstanding at June 30, 2003, 9,495.22 units outstanding at December 31, 2002)	7,043,063	6,452,706
Managing Owner (376.57 units outstanding at June 30, 2003, and December 31, 2002)	293,756	255,907

Total unitholders' capital	7,336,819	6,708,613

Total liabilities and unitholders' capital	$7,523,737	$6,813,971

Net asset value per unit	$780.08	$679.57

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
STATEMENTS OF OPERATIONS
(unaudited)

	Apr. 1, 2003 through June 30, 2003	Jan. 1, 2003 through June 30, 2003	Apr. 1, 2002 through June 30, 2002	Jan. 1, 2002 through June 30, 2002
Revenues:
Gain (loss) on trading of:
Realized gain on closed positions	$464,072	$1,651,659	$529,223	$335,802
Change in unrealized loss (gain) on open contracts	(92,122)	(621,930)	$686,204	$521,417
Interest Income	11,184	22,215	$10,220	$20,999
Income from investment in other commodity pools	35,397	222,506	315,108	215,533
Foreign currency transaction gain	17,122	20,161	12,833	8,971
Total revenues	435,654	1,294,612	1,553,588	1,102,722

Expenses:
Commissions	69,535	115,063	52,160	97,057
Exchange, clearing and NFA fees	247	477	288	699
Management fees	26,297	51,906	16,888	32,748
Incentive fees	57,799	119,866	0	0
General Partners fee to IDS Futures Corp. and CISI	1,439	3,465	2,314	2,572
Operating expenses	8,000	16,000	8,080	16,498

Total expenses	163,317	306,777	79,730	149,574

Net profit	$272,337	$987,835	$1,473,858	$953,148

Profit per unit of partnership interest	$28.37	$100.51	$140.30	$92.55

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2003 through June 30, 2003
(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2003	9,495.22	$6,452,706	$255,907	$6,708,613

Net profit		949,987	37,848	987,835

Unitholders' redemptions	(466.60)	(359,629)	0	(359,629)

Unitholders' capital at June 30, 2003	9,028.62	$7,043,063	$293,756	$7,336,819

Net asset value per unit January 1, 2003		679.57	679.57

Net profit per unit		100.51	100.51

Net asset value per unit June 30, 2003		$780.08	$780.08

* Units of limited partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain (loss) on open futures contracts reflected in the statements of financial condition represents the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts) as of the last business day of the year or as of the last date of the financial statements.

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

Commissions

Brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract. The Partnership pays these commissions directly to CIS and CISFS, and CIS then reallocates the appropriate portion to American Express Financial Advisors, Inc. (AEFA).

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

Under signed agreement, JWH receives a monthly management fee of 1/12 of 2% of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. For the periods ending June 30, 2003 and 2002, JWH was managing approximately 70% of the Partnership’s assets while Sunrise was indirectly managing 30% of the Partnership’s assets.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner’s pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended June 30, 2003 and 2002 and is included in operating expenses in the statements of operations.

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

The notional amounts of open contracts at June 30, 2003, as disclosed in the Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the extent of the Partnership’s involvement in derivatives at the date of the statements of financial condition.

Net trading results from derivatives for the quarter ended June 30, 2003 and 2002, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

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

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, December 31, 2002	$2,233,099
Results of operations of EDSMF:
Revenues	1,574,027
Management and Incentive Fees	(276,946)
Other expenses	(122,659)

Net Income before allocation	1,174,422
Special allocation to the other pool	951,917

Partners income from investment in IDSMF	222,506

Partners redemptions in IDSMF	(197,953)

Net asset value of the Partners' Investment in IDSMF, June 30, 2003	2,257,652

(8)   Financial Highlights

The following financial highlights show the Partnership’s financial performance for the six-month period ended June 30, 2003. Total return is calculated as the change is an aggregate limited partner’s investment over the entire period – a percentage change in the net asset value from December 31, 2002 to June 30, 2003 and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return:
Total return before incentive fee	16.30%
Less incentive fee allocation	1.51%
Total Return	14.79%

Ratio to average net assets:
Net income	10.42%

Expenses:
Expenses	2.55%
Incentive fees	1.63%

Total expenses	4.18%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the six-month period ended June 30, 2003. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES II, L.P.
Schedule of Investments
June 30, 2003

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (-2.19%)
Interest rates	184	$26,847,349	$(130,112)
Metals	54	1,929,671	(56,279)
Indices	27	281,215	26,073
		29,058,235	(160,318)
Forward positions (-1.91%)
Currencies	17	14,705,358	(140,420)
Total long positions		$43,763,593	$(300,738)

Short positions
Futures positions (0.27%)
Interest Rates	25	$7,092,172	$33,035
Metals	39	1,396,894	(13,195)
		8,489,066	19,840

Forward positions (1.28%)
Currencies	15	9,270,474	94,177
Total short positions		$17,759,540	$114,017

Total open contracts (-2.54%)			$(186,721)
Cash on deposit with brokers (73.61%)			5,400,283
Investment in other commodity pools (30.77%)			2,257,651
Other assets in excess of liabilities (-1.83%)			(134,394)
Net assets (100%)			$7,336,819

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Quarter ended June 30, 2003

The Partnership recorded a net profit of $272,337 or $28.37 per unit in the second quarter of 2003.

IDS Managed Futures II, L.P. began the quarter with gains in April and a strong May but closed lower in June. Overall, it ended the quarter in positive territory. On June 30, 2003, JWH was managing 69% of the Partnership’s assets while Sunrise was indirectly managing 31% of the Partnership’s assets.

The Partnership ended April in positive territory as the swift victory in Iraq impacted markets worldwide. The currency sector was primarily responsible for the Partnership’s gain in April. The initial enthusiasm for the U.S. dollar in a post-Iraqi war world gave way to bleak fundamentals. The U.S. deficit continued to weigh heavily on the Dollar. Non-Dollar trading had the largest effect on trading profits, specifically, the long Euro/short Yen, long Euro/short British pound, and the long Australian dollar positions. The interest rate sector was positive largely due to a long position in the Japanese 10-year Government bond. The stock index position was down slightly. Most equity markets rallied around the world, encouraged by the quick end to major conflict in Iraq. Energies were marginally positive in April. The fewer than expected oil field fires in Iraq put considerable downward pressure on the price per barrel. Natural gas rallied most of the month on weather related issues and storage deficits. Contrary to the Partnership’s position, gold rallied in early April in expectation of the next inflationary cycle. This led to negative performance in the metal sector. Agricultural products were slightly profitable for the month. In response to the conclusion of the major fighting in the Iraqi war, JWH did resume full leverage in the three trading programs effective April 10. The decision to reduce exposure to all markets during the Iraqi conflict proved to be beneficial for investors. Overall, the Partnership recorded a gain of $67,997 or $7.02 per unit in April.

The Partnership also posted positive results for the month of May. Currencies were the best performing sector for May due mainly to the weakening of the U.S. dollar. Investments in the fixed income sector were positive for the month of May, as yields continued to trend lower.  The biggest contributors were the Euro Bunds, U.S. 30-year Bonds, Japanese Government 10-year Bonds, and the U.S. 10-year Notes.  Stock indices were negative for May due primarily to the poor performance in the Japanese Osaka Nikkei Index.  The Nasdaq E-Mini 100 Index turned in the best performance for this sector.  Energies posted negative results in May.  All crude and crude-related products were down as a result of the markets rallying due to short supply factors.  The only positive component in this sector was natural gas. Agricultural products were negative for May. The largest detractors were corn and New York coffee, while the largest positive contributor was cotton. Metals were slightly down for May.  Losses occurred in copper, silver and aluminum. Only gold managed to perform in positive territory. Overall, the Partnership recorded a gain of $562,402 or $58.94 per unit in May.

Overall, the Partnership was down in June, which started out as a promising month, but turned abruptly negative during the last two weeks. Two trends that were reestablished after the Iraqi War -- a weakening Dollar and falling global interest rates -- reversed course sharply as hints of improving economic times forced the liquidation of large positions in fixed income and currency markets. Currencies suffered the largest sector loss in June, due to the late month strengthening of the U.S. dollar. Stock indices were the only sector to register positive returns for the month of June. Fixed income investments incurred the second largest sector loss for June. The largest losses were registered in the Japanese 10-year Government Bonds, Euro Bunds and the U.S. 30-year Bonds. Crude oil was up for the month despite volatile trading. Prices were buoyed by a downshift in OPEC output and the concerns over Tropical Storm Bill hitting the Gulf coast. Overall, however, the energy sector was down for June. The metals sector was down in June, primarily due to the poor performance of gold. Agricultural products were down for the month. All of the other parts of this group had negligible results. The Partnership recorded a loss of $358,062 or $37.58 per unit in June.

During the quarter, investors redeemed a total of 282.06 units. At the end of the quarter there were 9,405.18 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ending June 30, 2003, the Partnership had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2002

The Partnership posted a gain of $1,473,858 or $140.30 per unit for the second quarter of 2002.

The Partnership’s performance was strong throughout the quarter. Powerful trends in the currency sector propelled performance higher. On June 30, 2002, JWH was managing 63% of the Partnership’s assets while Sunrise was indirectly managing 37% of the Partnership’s assets.

The Partnership began the quarter with slightly lower performance in April. Weakness in the U.S. dollar provided strong results in the currency sector. Profits were accrued in short Dollar positions against the Japanese yen, Swiss franc, British pound and Euro. The long Dollar, short Euro position was the Partnership’s most profitable position in April. Performance in the interest rate sector was very disappointing. Short positions in Dollar and Euro denominated bond markets were closed out as losses. Profitable long positions in the Japanese Government bond market offset most of the losses incurred by interest rate trading. Turmoil in the Middle East lifted the energy market higher, providing small gains. The metals sector was slightly lower as gains in gold could not offset losses in copper, silver and aluminum. Overall, the Partnership recorded a small loss of $5,529 or $0.52 per unit in April.

The currency sector paved the way for strong performance in May. The U.S. dollar continued to weaken against most major currencies, most notably the Euro, the Japanese yen and the Swiss franc, providing strong profits. Trends in the currency markets were aided by the U.S. Treasury’s “stand aside” approach on the Dollar policy and the Bank of Japan’s failed intervention attempts. The Australian dollar continued to rise as the currency linked to physical commodities, due to expectations of higher global inflation. The Partnership’s long Euro versus short Japanese yen position was also profitable. The stock index sector registered modest gains during May, primarily due to the German DAX. The steepening U.S. yield curve allowed long positions in the 2, 5 and 10-year bonds to accrue profits. The Japanese Government bond provided the largest profit as it continued to climb. Losses were absorbed in the Australian and European interest rate markets. The metals sector was also positive for the month. Profits in long gold positions more than offset losses in industrial and base metals. All in all, the Partnership recorded a gain of $402,840 or $38.18 per unit in May.

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

The Partnership continued its positive performance in February. The impending war with Iraq, slowing global economies, a weaker U.S. dollar and higher energy prices became a recurring theme in the quarter. The currency sector was unchanged in February. The long Euro, short British pound position had the best return of the sector. The Australian dollar and the Swiss franc also performed well. The Japanese yen and the British pound suffered the largest losses due to the sharp reversal from January’s rally. All geographic components of the interest rate sector posted positive results as money market and bond yields worldwide continued to move lower. Notable returns were achieved in the Euro Bund, the U.S. 30-year and 10-year bonds and the Japanese Government bond. The energy sector was the second-best performing sector for the month. The highest returns came from London gas oil and NYMEX natural gas. Gold prices dropped $40 after the German Bundesbank announced that it had sold a portion of its gold reserves. This was the primary reason for negative performance from this sector. Overall, the Partnership recorded a gain of $329,539 or $33.59 per unit in February.

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

Performance throughout the quarter was disappointing. Volatile Japanese markets were the primary source of performance problems. On March 30, 2002, JWH was managing 58% of the Partnership’s assets while Sunrise was indirectly managing 42% of the Partnership’s assets.

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

Item 4. Controls and Internal Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s President and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of CISI’s have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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
Certifications of Principal Executive Officer
Certifications of Principal Financial Officer
Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES II, L.P.

Date: August 13, 2003

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

By: /s/ James A. Davison

James A. Davison President CIS Investments, Inc. August 13, 2003

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

By: /s/ Shaun D. O'Brien

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. August 13, 2003