Form 10-Q
period 2003-09-30
IDS MANAGED FUTURES II L P
filed 2003-11-13
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of units outstanding, as of September 30, 2003, is 9,251.29

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

SIGNATURES

EXHIBIT 31.01 - Certifications of Principal Executive Officer
EXHIBIT 31.02 - Certifications of Principal Financial Officer
EXHIBIT 32 - Section 1350 Certification
FORM 10-K DECEMBER 31, 2002

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2003 and the additional time frames as noted:

	Fiscal Quarter Ended 9/30/03	Year to Date Ended 9/30/03	Fiscal Year Ended 12/31/02	Fiscal Quarter Ended 9/30/02	Year to Date Ended 9/30/02

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES II, L.P.
STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	Sept. 30, 2003	Dec. 31, 2002
	(unaudited)
Assets
Assets:
Equity in commodity futures:
Cash on deposit with Brokers	$4,631,959	$4,110,534
Unrealized gain on open futures contracts	195,213	435,209
Investment in other commodity pools	2,064,295	2,233,099

	6,891,467	6,778,842

Interest Receivable	3,216	3,624
Receivable from other commodity pools	25,324	31,505

Total assets	6,920,007	6,813,971

Liabilities and Partners' Capital
Liabilities:
Accrued commissions	8,307	6,991
Accrued exchange, clearing and NFA fees	52	37
Accrued management fees	8,028	7,547
Accrued operating expenses	15,353	32,000
Accrued General Partner fees	560	805
Redemptions payable	44,778	57,978

Total liabilities	77,078	105,358

Partners' Capital:
Beneficial owners (8,874.72 units outstanding at September 30, 2003, 9,495.22 units outstanding at December 31, 2002)	6,564,391	6,452,706
Managing Owner (376.57 units outstanding at September 30, 2003, and December 31, 2002)	278,539	255,907

Total partners' capital	6,842,930	6,708,613

Total liabilities and partners' capital	$6,920,007	$6,813,971

Net asset value per unit	$739.67	$679.57

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
STATEMENTS OF OPERATIONS
(unaudited)

	July 1, 2003 through Sept. 30, 2003	Jan. 1, 2003 through Sept. 30, 2003	July 1, 2002 through Sept. 30, 2002	Jan. 1, 2002 through Sept. 30, 2002
Revenues:
Gain (loss) on trading of:
Realized loss (gain) on closed positions	$(530,112)	$1,121,548	$1,419,822	$1,755,624
Change in unrealized gain (loss) on open contracts	381,934	(239,996)	$(226,769)	$294,648
Interest income	10,013	32,228	$15,113	$36,112
Income from investment in other commodity pools	(131,285)	91,220	207,477	423,010
Foreign currency transaction loss (gain)	(10,984)	9,178	2,997	11,968
Other revenue	7,178	7,178	0	0
Total revenues	(273,255)	1,021,356	1,418,640	2,521,362

Expenses:
Commissions	69,411	184,475	38,074	135,131
Exchange, clearing and NFA fees	301	778	106	805
Management fees	24,635	76,541	24,131	56,879
Incentive fees	0	119,866	214,801	214,801
General Partners fee to IDS Futures Corp. and CISI	1,733	5,198	2,179	4,751
Operating expenses	8,000	24,000	8,109	24,607

Total expenses	104,080	410,857	287,400	436,974

Net loss (profit)	$(377,335)	$610,500	$1,131,240	$2,084,388

Loss (profit) per unit of partnership interest	$(40.41)	$60.10	$108.82	$201.37

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2003 through September 30, 2003
(unaudited)

	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2003	9,495.22	$6,452,706	$255,907	$6,708,613

Net profit		587,868	22,631	610,500

Partners' redemptions	(620.50)	(476,183)	0	(476,183)

Partners' capital at September 30, 2003	8,874.72	$6,564,391	$278,539	$6,842,930

Net asset value per unit January 1, 2003		679.57	679.57

Net profit per unit		60.10	60.10

Net asset value per unit September 30, 2003		$739.67	$739.67

* Units of limited partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain on open futures contracts reflected in the statements of financial condition represents the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts) as of the last business day of the year or as of the last date of the financial statements.

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

Under signed agreement, JWH receives a monthly management fee of 1/12 of 2% of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. For the periods ending September 30, 2003 and 2002, JWH was managing approximately 70% of the Partnership’s assets while Sunrise was indirectly managing 30% of the Partnership’s assets.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner’s pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended September 30, 2003 and 2002 and is included in operating expenses in the statements of operations.

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

The purchase and sale of futures contracts and options on futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CE Act) requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury bills, deposited with a FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

The notional amounts of open contracts at September 30, 2003, as disclosed in the Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the extent of the Partnership’s involvement in derivatives at the date of the statements of financial condition.

Net trading results from derivatives for the quarter ended September 30, 2003 and 2002, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

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

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, January 1, 2003	$2,233,099
Results of operations of IDSMF:
Revenues	1,043,735
Management and incentive fees	(329,487)
Other expenses	(174,473)

Net Income before allocation to member	539,774
Special allocation to the other member	448,554

Partnership's income from investment in IDSMF	91,220

Partners redemptions from IDSMF	(260,023)

Net asset value of the Partners' Investment in IDSMF, September 30, 2003	2,064,296

(8)   Financial Highlights

The following financial highlights show the Partnership’s financial performance for the nine-month period ended September 30, 2003. Total return is calculated as the change in an aggregate limited partner’s investment over the entire period – a percentage change in the net asset value from December 31, 2002 to September 30, 2003 and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return:
Total return before incentive fee	10.36%
Less incentive fee allocation	1.51%
Total Return	8.85%

Ratio to average net assets:
Net income	7.16%

Expenses:
Expenses	4.01%
Incentive fees	1.65%

Total expenses	5.66%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the nine-month period ended September 30, 2003. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES II, L.P.
Schedule of Investments
September 30, 2003
(unaudited)

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (0.06%)
Interest rates	129	$24,853,551	$49,204
Metals	64	2,411,280	(2,735)
Indices	16	1,142,080	(42,572)
		28,406,911	3,897
Forward positions (7.97%)
Australian Dollar		292,600	7,946
Australian Dollar		449,380	11,564
Australian Dollar		403,424	387
Swiss Franc		1,408,831	51,029
Swiss Franc		862,938	33,681
Swiss Franc		913,117	7,832
Swiss Franc		732,927	8,187
European Euro		918,924	25,420
European Euro		1,512,153	10,402
European Euro		9,306	6
British Pound		330,963	11,403
British Pound		1,075,629	34,505
British Pound		1,060,736	22,304
British Pound		1,034,259	(720)
British Pound		3,310	2
Japanese Yen		656,328	31,030
Japanese Yen		1,005,727	47,131
Japanese Yen		3,080,417	145,692
Japanese Yen		295,890	13,877
Japanese Yen		3,953	175
Japanese Yen		3,458	153
Japanese Yen		2,386,087	83,638
Total Currencies	22	$18,490,356	$545,643
Total long positions	231	$46,897,267	$549,540

Short positions
Futures positions (-0.75%)
Interest Rates	175	$42,139,580	$(45,941)
Metals	46	1,684,788	(8,321)
Indices	22	616,748	3,077
		44,441,116	(51,185)

Forward positions (-4.43%)
Currencies	15	6,978,547	(303,143)
Total short positions	258	$51,419,663	$(354,328)

Total open contracts (2.85%)			$195,212
Cash on deposit with brokers (67.69%)			4,631,959
Investment in other commodity pools (30.17%)			2,064,295
Other assets in excess of liabilities (-0.71%)			(48,536)
Net assets (100%)			$6,842,930

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Quarter ended September 30, 2003

The Partnership recorded a loss of $377,335 or $40.41 per unit in the third quarter of 2003.

The Partnership began the quarter in negative territory, had a stronger August, but performance reversed in September to post a negative quarter. On September 30, 2003, JWH was managing 70% of the Partnership’s assets while Sunrise was indirectly managing 30% of the Partnership’s assets.

July was a difficult trading month, as there were significant trend reversals in major markets that resulted in a loss. There were clear signs that the U.S. economic outlook was improving, as well as signs that a coordinated global economic recovery was also beginning. In general, the effect of all these factors was a strengthening U.S. dollar against most major currencies, rising global interest rates, mildly better stock prices, and higher base metal prices. The fixed income sector was positive for July. The best performing components of the sector were the short U.S. 10-year note and 30-year bond position. Foreign exchange trading had the largest loss for July. The strength of the U.S. dollar resulted in losses in the long British pound, Australian dollar, Swiss franc and the Euro positions. All equity indices registered positive gains in July. The best performers in the sector were the Osaka Nikkei and the German DAX. All components of the energy sector were positive in July. Metals were down for July due to a short position in gold. Agriculture products were in negative territory for the month. Overall, the Partnership recorded a loss of $224,893 or $23.91 per unit in July.

Trending markets enabled the Fund to post a profitable August. Global markets responded to improving economic conditions in the U.S., Japan and, to a lesser degree, Europe. As a result, interest rates continued to move higher in these regions, and the U.S. dollar strengthened against most major currencies. Energy markets, with the exception of natural gas, continue to escalate due to supply concerns. The fixed income sector was up for the month of August. The vast majority of the profits came from a short Japanese government 10-year bond position. The foreign exchange sector was negative for August. The strengthening of the Yen against the U.S. dollar resulted in the largest loss in this sector for the month. Equity indices were profitable in August. The energy sector and metals were also up in August. Agricultural products were down for the month. The downward trend in grains that started in June reversed in the beginning of August due to harsh weather conditions. All in all, the Partnership recorded a gain of $129,966 or $13.83 per unit in August.

The trends that provided profits in August abruptly turned around in September resulting in a loss for the month. The strength of the economic recovery in the United States was called into question due to the continued weakness in the U.S. government employment numbers. The result was interest rates moving lower again and the U.S. dollar giving back recent gains. Additionally, OPEC announced late in the month that they would be cutting production of crude oil, which reversed the decline in prices. The fixed income sector incurred the largest loss for September. The recovery of the Japanese government bond made the Partnership’s short position the largest loss for the month. Currencies were positive in September. The vast majority of the profits came from the Japanese yen. Indices were negative in September. The losses were spread fairly evenly across the sector. The energy sector incurred the second largest loss for September due to the short position in oil. Metals were positive in September as the profits came from gold, which continued to trend higher in anticipation of higher inflation. Agricultural products were up for September. Overall, the Partnership recorded a loss of $282,408 or $30.33 per unit in September.

During the quarter, investors redeemed a total of 153.89 units. At the end of the quarter there were 9,251.29 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ending June 30, 2003, the Partnership had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended September 30, 2002

The Partnership recorded a gain of $1,131,240 or $108.82 per unit for the third quarter of 2002.

Performance throughout the quarter was strong. Powerful trends in the interest rate sector propelled performance higher. On September 30, 2002, JWH was managing 67% of the Partnership’s assets while Sunrise was managing 33% of the Partnership’s assets.

Partnership performance was very positive in July. The interest rate sector was the performance leader as the downward trend in global interest rates accelerated during the month. Sizable gains were accrued in short-term interest rates denominated in British pounds and Euros. Long positions in the U.S. 5, 10 and 30-year bonds were also very profitable. After several months of positive performance, the currency sector was negative in July. Profits made in long Dollar, short British pound positions were offset by losses incurred in Euro and Japanese yen trading. Aided by accounting scandals and decreased consumer confidence, the world’s stock markets plummeted in July. Hence the Partnership’s short positions in the British and Japan stock indices reaped solid gains. The Partnership’s long positions in the metals sector were hurt when gold prices fell sharply but were rewarded when short positions in industrial metals such as copper and aluminum accrued profits. The Partnership recorded a gain of $478,432 or $45.83 per unit in July.

The Partnership made new highs for 2002 in August. The economic driver fuelling the gain in the interest rate sector was a weak stock market. Money poured out of stocks and into bonds throughout the month. Long positions in short- to long-term bonds denominated in Euro, Yen, and the U.S. dollar all made significant positive contributions. Nearly all positions in the currency sector lost money. The Dollar, which had lost value to all other major currencies in May and June, rallied sharply. The Japanese yen surprised everyone and rallied sharply. Long positions in crude oil were profitable as its price rose sharply during the month. Gold reversed its downward trend that started in late June which led to a loss in the metals. In the agricultural sector, profits in corn and wheat were offset by losses in soybeans. The Partnership recorded a gain of $170,821 or $16.43 per unit in August.

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

The Partnership ended April in positive territory as the swift victory in Iraq impacted markets worldwide. The currency sector was primarily responsible for the Partnership’s gain in April. The initial enthusiasm for the U.S. dollar in a post-Iraqi war world gave way to bleak fundamentals. The U.S. deficit continued to weigh heavily on the Dollar. Non-Dollar trading had the largest effect on trading profits, specifically, the long Euro/short Yen, long Euro/short British pound, and the long Australian dollar positions. The interest rate sector was positive largely due to a long position in the Japanese 10-year Government bond. The stock index sector was down slightly. Most equity markets rallied around the world, encouraged by the quick end to major conflict in Iraq. Energies were marginally positive in April. The fewer than expected oil field fires in Iraq put considerable downward pressure on the price per barrel. Natural gas rallied most of the month on weather related issues and storage deficits. Contrary to the Partnership’s position, gold rallied in early April in expectation of the next inflationary cycle. This led to negative performance in the metal sector. Agricultural products were slightly profitable for the month. In response to the conclusion of the major fighting in the Iraqi war, JWH did resume full leverage in the three trading programs effective April 10. The decision to reduce exposure to all markets during the Iraqi conflict proved to be beneficial for investors. Overall, the Partnership recorded a gain of $67,997 or $7.02 per unit in April.

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

Item 4. Controls and Internal Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s President and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of CISI’s have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

	a)	Exhibits
	Exhibit Number	Description of Document
	3.1	Amended and Restated Limited Partnership Agreement.
	10.1	Advisory Contract dated as of July 14, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.2	Amended Advisory Contracts dated March 31, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.3	Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.4	Advisory Contract dated as of July 8, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and Welton Investment Corporation.
	10.5	Amendment to Advisory Contract dated December 31, 1999 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.
	10.6	Guarantee dated March 21, 2000 between IDS Managed Futures II, L.P. and Cargill, Incorporated.
	10.7	Amendment to Afvisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.
	31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer
	31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer
	32.01	Section 1350 Certification

Note:	Exhibits 3.1, 10.1, 10.2 and 10.3 are incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996.
Note:	Exhibit 10.4 is incorporated by reference to Post-Effective Amendment No. 3 to the Registration Statement as filed by the Partnership on July 31, 1997.
Note:	Exhibits 10.5 and 10.6 are incorporated by reference to Form 10-K by the Partnership on March 28, 2000.
Note:	Exhibits 10.7 is incorporated by reference to Form 10-K by the Partnership on March 26, 2001.

	b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES II, L.P.

Date: November 12, 2003

By:	CIS Investments, Inc., One of its General Partners

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director

(Duly authorized officer of the General Partner and the Principal Financial Officer of the General Partner)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification