Form 10-K
period 2003-12-31
IDS MANAGED FUTURES II L P
filed 2004-03-30
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The Partnership's units of limited partnership interest are not traded on any market and, accordingly, do not have an aggregate market value. The net asset value of the units held by non-affiliated investors as of June 30, 2003 was $7,043,063.

TABLE OF CONTENTS

PART I.
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

Part II
Item 5. Market for the Registrant's Units and Related Security Holder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls Procedures

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Benefical Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 13.01
EXHIBIT 14.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01

Documents Incorporated by Reference

Incorporated by Reference in Part IV, Item 15 Post-Effective Amendment No. 2 to the Registration Statement declared effective on May 4, 1988.

Part I

Item 1. Business

(a) General Development of Business; Narrative Description of Business

IDS Managed Futures II, L.P. (the “Partnership”) is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. (“CISI”) and IDS Futures Corporation (“IDS Futures”) (collectively, the “General Partners”). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the “CE Act”), and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. (“CIS” or the “Clearing Broker”), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. (“AEFA”), formerly IDS Financial Services Inc., which acts as the Partnership’s introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 2003 were made by two independent commodity trading advisors, John W. Henry & Company, Inc. (“JWH”) and Sunrise Capital Partners, LLC (“Sunrise”).

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

The General Partners each contributed $77,035 (a total of $154,070) in cash to the capital of the Partnership, which was approximately 1.1% of the total initial contributions to the Partnership (less selling commissions) by all Partners. The General Partners received in exchange for such contributions 644.4502 units (322.2251 units each). Under the terms of the Partnership’s Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more trading advisors to direct the Partnership’s trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into an Advisory Contract with each of Commodity Monitors, Inc., JWH, Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund Management Limited (collectively, the “Initial Advisors”). Commencing on March 1, 1988, after the conclusion of the initial offering period with respect to the Partnership’s limited partnership units (“units”), the Initial Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. Mint Investment Management Company gave notice to the Partnership that they were withdrawing as an advisor due to a restructuring of their business. After February 28, 1989, Mint Investment Management Company no longer traded assets of the Partnership. Further, Neims-Stoken Partnership was closed out on October 13, 1989 due to poor trading performance. The assets remaining from both Mint Investment Management Company and Neims-Stoken Partnership were allocated among the remaining Initial Advisors. The assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the Financial and Metals Portfolio, as of February 1989. Further, Commodity Monitors, Inc. ceased trading assets of the Partnership due to poor trading performance in April 1991 and Chang Crowell Management Corporation began trading assets in August 1991. As of November 16, 1994, Chang Crowell Management Corporation was terminated as an Initial Advisor to the Partnership and on December 12, 1994, the assets formerly managed by Chang Crowell Management Corporation were allocated to Sabre Fund Management Limited. On July 8, 1997, the General Partners entered into an agreement to add Welton Investment Corporation (“Welton”) as an additional independent commodity trading advisor for the Partnership and effective August 1, 1997, the assets of the Partnership were re-allocated among JWH, Sabre Fund Management Limited and Welton. The General Partners elected not to renew the Advisory Contract of Sabre Fund Management Limited and it expired on December 31, 1997. From January 1, 1998 through November 30, 2001, all of the assets of the Partnership were managed by JWH and Welton. In December 2001, Sunrise replaced Welton as a commodity trading advisor to the Partnership. The Partnership invested a portion of its assets with Sunrise through its investment in IDS Managed Fund LLC, a Delaware limited liability company of which the Partnership and IDS Managed Futures II, L..P. are the only limited partners and for which Sunrise acts as the commodity trading advisor. Collectively, JWH and Sunrise are herein referred to as the “Advisors”.

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

The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and if necessary, the orderly liquidation of the Partnership’s assets. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership’s clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into a brokerage clearing agreement and related customer agreements with their affiliates, CIS and AEFA, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (the Partnership pays commissions on trades executed on its behalf by JWH at a rate of $58.75 per round turn contract to CIS which in turn reallocates $37.25 per round turn contract to AEFA, an affiliate of IDS Futures; the Partnership paid commissions on trades executed on its behalf by Welton at a rate of $43.75 per round turn contract to CIS which in turn reallocated $27.15 per round turn contract to AEFA) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges incidental to the Partnership’s trading. The Partnership shall pay such brokerage commissions which may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measures of inflation.

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

The Advisory Contract with JWH shall terminate automatically in the event that the Partnership is terminated in accordance with the Amended and Restated Limited Partnership Agreement. The Advisory Contract may be terminated by the Partnership with respect to JWH upon written notice to JWH in the event that (i) the Partnership assets allocated to JWH has trading losses in excess of 30% of the assets originally allocated to JWH; (ii) JWH is unable, to any material extent, to use its agreed upon Trading Approach; (iii) JWH’s registration is revoked or not renewed; (iv) there is unauthorized assignment of the Advisory Contract by JWH; (v) JWH dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, becomes bankrupt or insolvent or has a change in executive officer; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

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

Other trading advisors who are not affiliated with the Partnership may utilize trading methods that are similar in some respects to those methods used by the Partnership’s Advisor. These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership’s Advisor.

Prior to October 1, 2000, the Partnership paid JWH a monthly management fee of 1/3 of 1% of the Partnership’s NAV under management as of the end of the month. Pursuant to an agreement between the Partnership and Welton, the Partnership paid Welton a monthly management fee of 1/4 of 1% of the month end NAV of the Partnership under its management. After October 1, 2000, the rate was changed to 1/6 of 1% for both Advisors. Prior to October 1, 2000, the Partnership paid JWH a quarterly incentive fee of 15% and paid Welton a quarter incentive fee of 18% of new trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor’s management. After October 1, 2000, that rate was changed to 20% for both Advisors. The calculation and payment of such incentive fees shall not be affected by the performance of any other Advisor.

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

(b) Financial Information about Segments

The Partnership’s business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership’s business, as of December 31, 2003, is set forth under Items 6 and 7 herein.

(c) Financial Information about Geographic Areas

Although the Partnership trades in the global futures and forward markets, it does not have operations outside of the United States.

(d) Available Information

The Partnership is not an accelerated filer; however, it is providing the following information in accordance with Item 101(e) of Regulation S-K.

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant's Units and Related Security Holder Matters

(a)	(i) There is no established public market for the units and none is expected to develop.
(ii) As of December 31, 2003, there were 8,680.82 units held by Limited Partners and 376.57 units held by the General Partners. A total of 814.40 units had been redeemed by Limited Partners during the period from January 1, 2003 to December 31, 2003. There were no redemptions by the General Partners. The Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.
(iii) To date no distributions have been made to partners in the Partnership. The Limited Partnership Agreement does not provide for regular or periodic cash distributions, but gives the General Partners sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partners have not declared any such distributions to date, and do not currently intend to declare such distributions.
(iv) The Partnership does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).
(b)	The Partnership did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act during the period January 1, 2003 through December 31, 2003.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 and is derived from the financial statements for such fiscal years, which have been audited by KPMG, LLP.

		1999	2000	2001	2002	2003
1.	(Losses) Revenues (000)	$(1,216)	$462	$(172)	$2,234	$1,713
2.	(Loss) Net Income From Continuing Operations (000)	(2,123)	(169)	(694)	1,691	1,200
3.	(Loss) Net Income Per Unit	(129.58)	6.21	(60.92)	163.93	124.34
4.	Total Assets (000)	9,012	7,186	5,789	6,814	7,414
5.	Long Term Obligations	0	0	0	0	0
6.	Cash Dividend Per Unit	0	0	0	0	0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Partnership’s capital resources fluctuate based upon the redemption of units and the gains and losses of the Partnership’s trading activities. For the fiscal year-ended December 31, 2003, Limited Partners redeemed a total of 814.40 units for $628,140. For the fiscal year-ended December 31, 2002, Limited Partners redeemed a total of 1,003.73 units for $593,964.

The Partnership’s involvement in the futures and forward markets exposes the Partnership to both market risk – the risk arising from changes in the market value of the futures and forward contracts held by the Partnership – and credit risk – the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Partnership is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Advisors monitor the Partnership’s trading activities and attempts to control the Partnership’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Partnership’s futures and forward contacts and re-allocating Partnership assets to different market sectors. The Partnership’s primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Partnership. The Partnership also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and operate as principals markets, in which case the Partnership will be exposed to the credit risk of the other party to such trades.

The Partnership’s trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Partnership.

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership’s operation to date and are expected to continue to be so.

During the fiscal year ended December 31, 2003, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

(b) Liquidity

On December 31, 2003, the Partnership had unrealized gain on open contracts of $272,081 and cash on deposit of $4,770,784. These figures compare to unrealized gain on open contracts of $435,209 and cash on deposit of $4,110,534 and a total balance of the Partnership’s assets of $5,789,077 as of December 31, 2002.

The Partnership’s net assets are held in brokerage accounts with CIS and CISFS. Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This should permit the Advisor to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

As long as CIS and CISFS act as the Partnership’s brokers, the Partnership will earn interest on 100% of the Partnership’s average monthly cash balance at a rate equal to 90% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the fiscal year ended December 31, 2003, CIS had paid or accrued to pay interest of $40,682 to the Partnership. Similarly, for the fiscal year ended December 31, 2002, CIS had paid or accrued to pay interest of $48,808 to the Partnership.

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

(c) Results of Operations

The Partnership’s success depends on the Advisors’ ability to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy. Because of the speculative nature of their trading, operational or economic trends have little relevance to the Partnership’s results, and its past performance is not necessarily indicative of its future results. The General Partners believe, however, that there are certain market conditions — for example, markets with major price movements — in which the Partnership has a better opportunity of being profitable than in others.

The Advisors’ programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as the Advisors base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If the Advisors’ models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Advisors’ programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Partnership’s positions while retaining most of the profits made from following the trend.

The performance summaries set forth below outline certain major price trends which the Advisors’ programs have identified for the Partnership during the last three fiscal years. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that the Advisors will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The performance summaries are an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. Furthermore, the general causes to which certain trends are attributed may or may not in fact have caused such trends, as opposed to simply having occurred at about the same time. While there can be no assurance that the Advisors will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Partnership.

2003

IDS Managed Futures, L.P. reported another solid performance year for 2003. The Partnership posted a gain of 18.3% for the calendar year resulting in a year- end Net Asset Value of $803.91 per unit. The Partnership began the year at $679.57 per unit.

Currency trading was the driving force behind the profitable year. The financial markets were influenced by three dominant themes this past year: the global re-balancing of the U.S. dollar against other major currencies, the accommodative monetary polices of the three largest central banks, and the emergence of China as a global economic power. The latter event had perhaps the single largest effect on the currency, fixed income, energy and grain markets.

The first quarter was highly profitable as the pending war between the U.S. and Iraq, the growing U.S. budget deficit and the shrinking U.S. tax revenues helped propel the Euro against the U.S. dollar, the British pound and the Japanese yen. Energy prices moved to new highs on the possibility of war with Iraq. Fears of supply disruption, record low inventories and colder-than-normal weather were the main fundamental events that supported this upward trend. Once the conflict in Iraq began, energy prices quickly retreated as a result of a rapid U.S. victory diminishing the overall profit for this sector. Gold was the most profitable of the metals as investors turned their attention to this traditional “safe haven” market. Sugar prices, like commodities in general, continued their upward trend producing a nice profit for the Partnership. All in all, the Partnership was up over 10% for the first quarter of the year.

The currency and interest rate sector were the sectors to highlight in the second quarter. Although the quick U.S. victory in Iraq initially provided strength to the U.S. dollar, the reality of the cost of this war fueling a higher budget deficit coupled with a low U.S. savings rate placed downward pressure on the Dollar against most major currencies. Strong gains were posted in the Euro and to a lesser extent the Swiss franc. The interest rate sector was also profitable as market prices continued to rally in response to declining U.S. interest rates. The yields fell to 45-year lows generating profits for most of the interest rate positions. Equities around the globe had mixed results which often occur when markets are in the midst of directional change. The metal sector also suffered a loss for the quarter as a result of volatile trading conditions. Agricultural products were down suffering minor losses. Soybeans, however, were profitable due to low U.S. inventories and an insufficient Brazilian supply. The Partnership posted a gain of about 4% for the second quarter.

The third quarter was the most difficult trading quarter of the year. Positive economic news in the U.S. and parts of Europe reversed the downward trend in the U.S. dollar. This lasted until mid-September when the members of the G-7 met and announced that exchange rates should reflect economic fundamentals. The market perceived this as an invitation to renew U.S. dollar selling causing the foreign exchange sector to be down for the quarter. One bright spot was the profitable position in the Japanese yen against the Dollar which strengthened despite the Bank of Japan’s persistent policy to maintain a weak yen to benefit Japanese exporters. Another effect of the positive economic news was the reversal in bond markets as interest rates began moving higher with anticipation of a global economic recovery. The results were mixed throughout the yield curve. Indices were the lone profitable sector as the upward trend that started in the second quarter was firmly entrenched. Energies suffered a setback due to the sensitivity of weekly inventory news and changing OPEC production levels causing volatile price activity. Metals, both base and precious, were mixed for this period. Overall, the Partnership was down in excess of 5% for the third quarter.

Once again, currencies led the way for a very profitable fourth quarter. Despite a growing U.S. economy, the Dollar moved lower as a result of global asset reallocation. Central banks, including Saudi Arabia, China, India and Korea have been reducing the percentage of U.S. dollars in their respective currency reserves and increasing the percentage in the Euro, British pound and to a lesser extent the Japanese yen. The FOMC stated in December that interest rates would remain low for a considerable period causing the interest rate markets to quickly reverse their course and move lower. This resulted in the largest sector loss for the quarter. Indices were unprofitable due to the volatile trading partly as a result of renewed terrorist threats. Energies were also down in the fourth quarter. Overall, the price of energy continues to move higher due to low inventories and increased demand. China has now surpassed Japan as the second largest importer of crude oil for industrial consumption. Agricultural products and metals made positive contributions to the Partnership as prices rose mainly due to China’s demand for raw materials as well as in response to the Dollar’s weakness. China has now become the largest recipient of direct foreign investment surpassing the U.S.. Performance for the fourth quarter was in excess of 8%.

The Partnership continues to be managed by two independent Commodity Trading Advisors. John W. Henry & Company’s (“JWH”) Financial and Metals program manages the majority of the assets of the Partnership while Sunrise Capital Partner’s (“Sunrise”) Expanded Diversified program manages the balance. The General Partners continue to monitor on-going trading performance and will make additional changes if and when warranted.

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

(d) Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership’s operations or assets.

(e) Off-Balance-Sheet Arrangements

The Partnership does not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

(f) Tabular Disclosure of Contractual Obligations

The business of the Partnership is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals both long (contacts to buy) and short (contracts to sell). The Partnership’s Annual Report, included as Exhibit 13.01 to this report, presents a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2003. The net unrealized appreciation of the Partnership’s open long futures and forward currency contracts at December 31, 2003 was $332,495.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for fiscal year 2003 and 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. During fiscal year 2003, the Partnership’s average total capitalization was approximately $7.2 million, and during fiscal year 2002, the Partnership’s average total capitalization was approximately $6.1 million.

Fiscal Year 2003

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$0.4	$0.1	$0.2	3.2%
Currencies	$0.2	$0.1	$0.2	2.2%
Stock Indices	$0.2	$0.1	$0.1	1.7%
Precious Metals	$0.1	$0.0	$0.1	1.0%
Commodities	$0.0	$0.0	$0.0	0.1%
Energy	$0.1	$0.0	$0.0	0.4%

Total	$1.0	$0.3	$0.6	8.6%

Fiscal Year 2002

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$0.3	$0.1	$0.2	2.4%
Currencies	$0.4	$0.1	$0.2	2.7%
Stock Indices	$0.1	$0.0	$0.1	1.2%
Precious Metals	$0.1	$0.0	$0.0	0.7%
Commodities	$0.1	$0.0	$0.0	0.5%
Energy	$0.1	$0.0	$0.1	0.8%

Total	$1.1	$0.2	$0.6	8.3%

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

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 80% of 91-day Treasury bill rate. As of December 31, 2003, the Partnership had approximately $4.8 million in cash on deposit with CIS and CISFS.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2003 and December 31, 2002, by market sector.

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

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-7 countries. As of December 31, 2003, the Partnership’s primary exposure was in the E Nasdaq, Euro DJ, OSE Nikkei (Japan) and SFE SPI 200 (Australia). As of December 31, 2002, the Partnership’s primary exposure was in the SFE SPI 200 and the DAX stock indices. The General Partners anticipate little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver as well as various industrial metals. The Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partners anticipate that trading will continue across most of the available metals contracts.

Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, wheat beans, soybean oil and sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2003. In the past, the Partnership also has had material market exposure to cotton, live cattle, coffee and soybean complex and may do so again in the future. The Partnership will continue to trade a variety of commodity contracts.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2003 and December 31, 2002.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Position. The Partnership holds substantially all its assets in cash at CIS and CISFS, earning interest at 90% of the average 90-day Treasury bill rate for Treasury bills issued during each month.

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

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2003 and 2002. This information has not been audited.

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Total Revenues	$858,958	$435,654	$(273,255)	$692,567
Total Expenses	$143,459	$163,317	$104,080	$102,237
Net Income (Loss)	$715,499	$272,337	$(377,335)	$590,330
Net Income (Loss) per Unit	$72.14	$28.37	$(40.41)	$64.24

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
Total Revenues	$(450,865)	$1,553,588	$1,418,640	$(287,764)
Total Expenses	$69,844	$79,730	$287,400	$105,371
(Loss) Net Income	$(520,709)	$1,473,858	$1,131,240	$(393,135)
(Loss) Net Income per Unit	$(47.75)	$140.30	$108.82	$(37.44)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of fiscal year 2003, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of CISI have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 2003 were as follows:

IDS Futures Corporation

Kristi L. Petersen (born in March 1965) is President of IDS Futures Corporation. Ms. Petersen was elected President of IDS Futures in October 2000. Ms. Petersen has been employed by American Express Financial Corporation since August 1997. Since July 2000, she has held the title Vice President of the Non-Proprietary Products Group of American Express Financial Corporation. She has overall responsibility for the non-proprietary products offered through American Express Financial Advisors’ direct investment and limited partnership business. From 1997 to 2000, Ms. Petersen was director of Product Strategy and Development for retirement and wrap products. From 1987 to 1997, she has held numerous product management, strategic planning and financial audit positions within the financial services industry. From June 1995 to July 1997, she was Senior Product Manager of the Investment Products and Business Retirement Plans for U.S. Bank responsible for the overall management and profitability of investment products and business retirement plans distributed through U.S. Bancorp Investments. From August 1994 to September 1995, Ms. Petersen was a Strategic Planning Analyst for U.S. Bank which developed “Bank 2000", the strategic plan for the retail bank through the year 2000. She graduated from St. Cloud State University with a B.S. degree in Finance in 1987 and the University of St. Thomas in 1994 with a M.B.A. in Marketing.

Peter Slattery (born in July 1965) is Vice President, Secretary and Treasurer of IDS Futures Corporation. Mr. Slattery was elected Vice President, Secretary and Treasurer of IDS Futures Corporation in August 2001. Mr. Slattery is senior vice president of American Express Asset Management and managing director, American Express Alternative Investments. Mr. Slattery is responsible for the development, management and marketing of American Express’ Hedge Fund of Funds products and is a member of the senior management team overseeing the entire alternative investment business. Mr. Slattery has over eight years of due diligence and manager selection experience at American Express. He has served as the director of variable asset product development and management, vice president of non-proprietary products, having responsibility for due-diligence and manager selection for all outside asset managers, and president of IDS Futures Corporation overseeing American Express’ managed futures business. Mr. Slattery holds a B.S. from Babson College and M.B.A. from the University of Colorado.

CIS Investments, Inc.

James A. Davison (born in May 1961) is Chairman, Chief Executive Officer and a director. Mr. Davison is a graduate of the School of Oriental and African Studies, University of London. He began his career with Cargill plc and joined Cargill Investor Services Ltd. in 1987. His management responsibilities included commodity and financial markets as well as the development of all business activity with alternative asset management clients in European and Middle Eastern geographies. He resigned from Cargill plc in 1996 to establish his own consultancy business. One of his assignments of this business included Managing Director for Hasenbichler Asset Management Ltd., one of Europe’s largest alternative asset management groups and, in 1998, he assumed responsibility for all international activity of a portfolio of trading advisors. He re-joined Cargill plc in December 2000 as European Managing Director of Cargill Investor Services Ltd. and was named Worldwide Business Unit Leader of CIS in July of 2001.

Leslie S. Allan (born in December 1961) is President and Chief Operating Officer. He joined CIS in 2003 with over twenty years experience in global financial markets and equities. Mr. Allan’s responsibilities include the execution of the CIS strategy and the global leadership of the Client Product Group.
Previously, Mr. Allan served as Managing Director for Lehman Brothers (London), where he managed a global team of twenty-one people dedicated to providing services to hedge fund customers, including event-arbitrage strategies and finance products. Prior to this, he had responsibility for similar activities as Executive Director, Global Equity Derivatives, for Deutsche Bank A.G. (London).
Mr. Allan's other industry experience includes institutional equities sales on behalf of Jefferies International PLC, where he also created the Special Situation Equity Sales Team. Between 1984 and 1993, as Senior Vice President of U.S. Equity Sales based in Los Angeles, he co-founded the London Office, managed a portfolio of twenty institutional customers, and was a Trustee of the firm's International Pension Fund. Mr. Allan was also responsible for U.S. equity sales trading as an Executive Director with Goldman Sachs International (London) from 1993 through 1995. He began his industry career in 1981 as an Investment Dealer and Analyst with Ivory and Sime PLC in his hometown of Edinburgh, Scotland.

Dale F. H. Martin (born in June 1959) is Senior Vice President and Chief Knowledge Officer. Mr. Martin received a B.S. in Physics and General Science from Gustavus Adolphus College, and a second B.S. in Electrical Engineering from Washington University. He also holds a M.B.A. from St. Thomas University. Mr. Martin is responsible for the development and management of CIS' global processes, operating platforms, and service to clients.
Mr. Martin joined Cargill, Incorporated in 1990 as a Development Manager in the U.S. In 1993, he transferred to the U.K. to serve as IT Director and then relocated back to the U.S. in 1997 with Cargill Energy Trading. Mr. Martin joined CIS in 2000. Prior to joining Cargill, Mr. Martin worked for Sperry Rand. He held various positions during his nine years with the firm, including Microprocessor Designer, Strategic Planner, and Program Manager.

Shaun D. O'Brien (born in November 1964) is Chief Financial Officer, Senior Vice-President and a director. Mr. O'Brien became a Vice President and a director of CIS on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and received a Master's degree from the University of Minnesota's Carlson School of Management in 1999. Mr. O'Brien began working for Cargill in 1988 and joined CIS in 1999.

Barbara A. Pfendler (born in May 1953) is Vice President and a director. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She began her career with Cargill, Incorporated in 1975. She held various merchandising and management positions within the organization’s Oilseed Processing Division before transferring to CIS in 1986 where she is responsible for the Fund Services Group. She was appointed Vice President of CISI in May 1990 and Vice President of CIS in June 1996. She is a past member of the International Advisory Committee for the Managed Funds Association and currently serves on the CPO/CTA Advisory Committee for the National Futures Association.

Christopher Malo (born in August 1956) is Vice President. Mr. Malo graduated from Indiana University in 1978 with a B.S. in Accounting and further completed the University of Minnesota Executive Program in 1993. He started work at Cargill, Incorporated in June 1978. He joined CIS in 1979, and served as Secretary/Treasurer and Controller from 1983 until 1991. He was elected Vice President, Administration and Operations in July 1991. He was Managing Director in Europe from 1996 until January 1999, responsible for CIS activities and operations in Europe, the Middle East and Russia. He was an active member of the FIA-UK Chapter and LIFFE Membership and Rules Committee. He has served on the Board of the FIA in Chicago.

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

Jennifer S. Johnston (born in January 1967) is Treasurer. Ms. Johnston became a Vice President of CIS in October 2002. Ms. Johnston graduated from the University of Illinois in 1989 with a B.S. in Finance. Ms. Johnston began working at CIS in 1990. She has worked in various departments at CIS during her 14 year career.

Penelope J. Beckhardt (born November 1965) is Chief Compliance Officer and Secretary. Ms. Beckhardt graduated from the University of Wisconsin, Madison with a B.B.A. in Marketing in 1987 and received an M.B.A. with a Finance concentration from Loyola University of Chicago in 1989. She began her career at the Chicago Board of Trade in the Office of Investigations and Audits. In March 1993, she moved to LFG, L.L.C. and served in both Compliance Specialist and Accounting Manager roles. Ms. Beckhardt continued her career with UBS Warburg as Associate Director and N.A. Head of Exchange Traded Derivatives Compliance from June 1997 through March 2002. She began working for CIS in March 2002. She is currently a member of the FIA Law and Compliance Division.

The following are additional officers of CISI: James Clemens, Assistant Secretary; Lillian Lundeen, Assistant Secretary; Anne R. Carlson, Assistant Secretary; Jeanne Y. Smith, Assistant Secretary; and Lynn M. Dasso, Assistant Secretary.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Audit Committee Financial Expert

The Partnership does not have a board of directors but instead is operated and managed by the General Partners. CISI is responsible for engaging the Partnership’s independent auditors. CISI has not created an audit committee of its board of directors; therefore, the entire board of directors of CISI generally acts as the audit committee with respect to the Partnership. With respect to the engagement of the independent auditors for the Partnership, CISI’s board of directors follows the guidance of the audit committee of Cargill, Incorporated with respect to the selection of the auditors for Cargill, Incorporated and its divisions and subsidiaries. The audit committee of Cargill, Incorporated is comprised of three or more directors who are independent of management of Cargill, Incorporated and its divisions and subsidiaries.

Shaun D. O’Brien, whose biographical information is set forth above in this Item 10 under “CIS Investments, Inc.”, acts as the audit committee financial expert for CISI with respect to the Partnership. Mr. O’Brien is an employee of Cargill Investor Services, Inc., an affiliate of the CISI, and therefore is not “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership’s principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. CISI is primarily responsible for the day to day administrative and operational aspects of the Partnership’s business. CISI has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.01.

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

CIS, an affiliate of CISI, is the Partnership’s clearing broker. The broker for forward contracts is CISFS. During the year ended December 31, 2003, the Partnership accrued and paid $234,664 in brokerage commissions to CIS and CISFS, as compared to $181,858 in 2002 and $325,180 in 2001. Of these commissions, $20 per round turn trade is paid to AEFA as the Partnership’s introducing broker and $15 is retained by CIS as clearing broker (based on a commission rate of $35 per round turn trade). Prior to September 1, 1995, $30 per round turn trade was paid to AEFA and $20 was retained by CIS (based on a commission rate of $50 per round turn trade).

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	As of December 31, 2003, no person was known to the Partnership to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2003, the General Partners beneficially owned 376.57 units or approximately 4.16% of the units outstanding as of that date.

(c)	As of December 31, 2003, no arrangements were known to the registrant, including any pledges by any person of units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions

(a)	None other than the compensation arrangements described herein.

(b)	None.

(c)	None.

(d)	Not Applicable..

Item 14. Principal Accounting Fees and Services

(a)	Audit Fees
The Partnership paid KPMG, LLP, the Partnership's independent auditors, $21,075 in 2003 and $18,000 in 2002 for professional services rendered in connection with the audit of the Partnership's annual financial statements and the review of financial statements included in the Partnership's Form 10-Q filings for such years.

(b)	Audit-Related Fees
The Partnership did not pay KPMG, LLP any amounts in 2003 and 2002 for assurance reviews and related professional services rendered in connection with the audit or review of the Partnership's financial statements that are not covered by Item 14(a) above.

(c)	Tax Fees
The Partnership did not pay KPMG, LLP any amounts in 2003 and 2002 for professional services in connection with tax compliance, tax advice and tax planning.

(d)	All Other Fees
The Partnership did not pay KPMG, LLP any amounts in 2003 or 2002 for services other than those described in Item 9(e)(1) through Item 9(e)(3) of Schedule 14A of the Securities Exchange Act of 1934.

(e)	Audit Committee Pre-Approval Policies and Procedures
(i) The board of directors of CISI acts as the audit committee with respect to the Partnership, except that the board of directors of CISI follows the guidance of the audit committee of Cargill, Incorporated with respect to the selection of the auditors for Cargill, Incorporated and its divisions and subsidiaries. The board of directors of CISI has not developed pre-approval policies as of the date of this report. Consequently, all audit and non-audit services provided by KPMG, LLP must be approved by the board of directors of CISI or, in the case of the engagement of KPMG, LLP, by the audit committee of Cargill, Incorporated.
(ii) None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Securities Exchange Act of 1934 were provided by KPMG, LLP; therefore, no services were required to be approved by the board of directors of CISI on behalf of the Partnership.

(f)	Less than 50% of the hours expended on KPMG, LLP's audit of the Partnership's financial statements were attributable to the work of persons who were not full-time, permanent employees of KPMG, LLP.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are included herein:

(1)	Financial Statements:

	a.	Report of Independent Auditors' Report.

	b.	Statements of Financial Condition as of December 31, 2003 and 2002.

	c.	Statements of Operations and Statements of Unitholders' Capital for the years ended December 31, 2003, 2002 and 2001.

	d.	Notes to Financial Statements

	e.	Condensed Schedule of Investments

(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes hereto.

(3)	Exhibits: See the Index to Exhibits annexed hereto.

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004    IDS Managed Futures II, L.P.

By:	IDS Futures Corporation (General Partner)	By:	CIS Investments, Inc. (General Partner)

By:	/s/ Kristi L. Petersen Kristi L. Petersen President	By:	/s/ James A. Davison James A. Davison Chairman and Chief Executive Officer

By:		By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Senior Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2004

By:	/s/ Kristi L. Petersen Kristi L. Petersen President and Director	By:	/s/ James A. Davison James A. Davison Director, Chairman and Chief Executive Officer

By:		By:	/s/ Barbara A. Pfendler Barbara A. Pfendler Vice President and Diretor

		By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Director, Senior Vice President, Chief Financial Officer

Index to Exhibits

Number	Exhibits

3.1	Amended and Restated Limited Partnership Agreement.
10.1	Advisory Contract dated as of July 14, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
10.2	Amended Advisory Contracts dated March 31, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited.
10.3	Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
10.4	Advisory Contract dated as of July 8, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and Welton Investment Corporation.
10.5	Amendment to Advisory Contract dated December 31, 1999 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.
10.6	Guarantee dated March 21, 2000 between IDS Managed Futures II, L.P. and Cargill, Incorporated.
10.7	Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.
13.01	Annual Report to Unitholders for Fiscal Year 2003
14.01	CIS Investments, Inc. Code of Ethics
31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification

Note:	Exhibits 3.1 and 10.1 are incorporated by reference to Registration Statement No. 33-13938 declared effective on July 14, 1987, Post-Effective Amendment No. 1 declared effective on April 27, 1988 and Post-Effective Amendment No. 2 declared effective on May 4,1988.
Note:	Exhibits 10.2, 10.3 and 10.4 are incorporated by reference to Form 10-K filed by the Partnership on March 27, 1998.
Note:	Exhibits 10.5 and 10.6 are incorporated by reference to Form 10-K filed by the Partnership on March 28, 2000.
Note:	Exhibit 10.7 is incorporated by reference to Form 10-K filed by the Partnership on March 26, 2001.