Form 10-Q
period 2004-06-30
IDS MANAGED FUTURES II L P
filed 2004-08-16
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

The number of units outstanding, as of June 30, 2004, is 8,586.56.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition (unaudited)
Statements of Operations (unaudited)
Statement of Changes in Partners’ Capital (unaudited)
Notes to Financial Statements
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
EXHIBIT 32.01 - Section 1350 Certification

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2004 and the additional time frames as noted:

	Fiscal Quarter Ended 06/30/04	Year to Date Ended 06/30/04	Fiscal Year Ended 12/31/03	Fiscal Quarter Ended 06/30/03	Year to Date Ended 06/30/03

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES II, L.P. STATEMENTS OF FINANCIAL CONDITION
	June 30, 2004	Dec. 31, 2003
	(unaudited)
ASSETS
Assets:
Equity in commodity futures trading accounts:
Cash on deposit with Brokers	$4,041,234	$4,770,784
Unrealized (loss) gain on open contracts	(175,579)	272,081
Investment in other commodity pools	2,128,382	2,325,047

	5,994,037	7,367,912

Interest receivable	3,869	2,827
Redemptions receivable from other commodity pools	15,270	43,163

Total assets	$6,013,176	$7,413,902

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accrued commissions	$11,286	$6,045
Accrued exchange, clearing and NFA fees	83	74
Accrued management fees	6,409	8,373
Accrued incentive fees	0	187
Accrued operating expenses	25,728	32,000
Accrued General Partner fees	459	188
Redemptions payable	29,622	85,731

Total liabilities	73,587	132,598

Partners' capital:
Limited partners (8,209.99 units outstanding at June 30, 2004, 8,680.82 units outstanding at December 31, 2003)	5,679,104	6,978,577
General partners (376.57 units outstanding at June 30, 2004 and December 31, 2003)	260,485	302,727

Total parters' capital	5,939,589	7,281,304

Total liabilities and partners' capital	$6,013,176	$7,413,902

Net asset value per unit	$691.73	$803.91

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P. STATEMENTS OF OPERATIONS (unaudited)
	Apr. 1, 2004 through June 30, 2004	Jan. 1, 2004 through June 30, 2004	Apr. 1, 2003 through June 30, 2003	Jan. 1, 2003 through June 30, 2003
Revenues:
Gain (loss) on trading of:
Realized (loss) gain on closed positions	$(824,834)	$(340,654)	$464,072	$1,651,659
Change in unrealized loss on open contracts	(110,284)	(447,662)	(92,122)	(621,930)
Interest income	10,531	19,869	11,184	22,215
Income from investment in other commodity pools	(280,979)	10,362	35,397	222,506
Foreign currency transaction (loss) gain	(8,603)	(6,376)	17,122	20,161

Total revenues	(1,214,169)	(764,461)	435,653	1,294,611

Expenses:
Commissions	60,986	112,616	69,535	115,063
Exchange, clearing and NFA fees	280	563	247	477
Management fees	20,498	46,313	26,297	51,906
Incentive fees	0	13,460	57,799	119,866
Administrative fees	1,413	3,102	1,439	3,465
Operating expenses	8,000	16,000	8,000	16,000

Total expenses	91,177	192,054	163,317	306,777

Net (loss) income	$(1,305,346)	$(956,515)	$272,336	$987,834

(LOSS) PROFIT PER UNIT OF PARTNERSHIP INTEREST	$(150.47)	$(112.18)	$28.37	$100.51

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P. STATEMENT OF CHANGES IN PARTNERS' CAPITAL For the period January 1, 2004 through June 30, 2004 (unaudited)
	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2004	8,680.82	$6,978,577	$302,727	$7,281,304

Net loss		(914,272)	(42,242)	(956,514)

Redemptions	(470.83)	(385,201)	0	(385,201)

Partners' capital at June 30, 2004	8,209.99	$5,679,104	$260,485	$5,939,589

Net asset value per unit January 1, 2004		803.91	803.91

Net loss per unit		(112.18)	(112.18)

Net asset value per unit June 30, 2004		$691.73	$691.73

* Units of limited partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain on open futures contracts reflected in the statements of financial condition represents the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts, and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the financial statements.

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

Under signed agreement, JWH receives a monthly management fee of 1/12 of 2% of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. For the periods ending June 30, 2004 and 2003, JWH was managing approximately 64% of the Partnership’s assets while Sunrise Capital Partners, LLC was indirectly managing 36% of the Partnership’s assets.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner’s pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended June 30, 2004 and 2003 and is included in operating expenses in the statements of operations.

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

The notional amounts of open contracts at June 30, 2004, as disclosed in the Condensed Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the extent of the Partnership’s involvement in derivatives at the date of the statements of financial condition.

Net trading results from derivatives for the quarter ended June 30, 2004 and 2003, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments.

(6)   Investments in Other Commodity Pools

In December 2001, the Partnership invested in another commodity pool, IDS Managed Fund LLC (IDSMF). The investment is subject to the terms of the respective advisory contract and other agreements of this commodity pool.

Income (loss) is net of the Partnership’s proportionate share of fees and expenses incurred or charged by IDSMF. During 2004, IDSMF charged monthly management fees of 1/12 of 2% of the NAV and a quarterly incentive fee of 20% of new trading profits and paid such amounts to Sunrise Capital Partners, LLC, the sole Commodity Trading Advisor (CTA).

Investment value in IDSMF is based on the proportionate share of units the Partnership has in IDSMF at the end of each month. The Partnership’s risk of loss in its investee pool is limited to its investment. The Partnership may make additional contributions to or withdrawals from its investment in IDSMF as of the last day of any month.

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, January 1, 2004	$2,325,047
Results of operations of IDSMF:
Revenues	561,082
Management and incentive fees	(430,024)
Other expenses	(79,279)

Net income before allocation to limited partners	51,779
Allocation to the other limited partners	41,417

Partnership's income from investment in IDSMF	10,362

Partnership's redemptions from IDSMF	(207,027)

Net asset value of the Partnership's investment in IDSMF, June 30, 2004	2,128,382

The following table is a summary of IDSMF’s net assets, at June 30, 2004.

	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (-0.41%)
Energy	17	$776,850	$(28,380)
Interest rates	33	2,173,224	(3,380)
Metals	23	981,523	(33,837)
Indices	10	826,415	27,853

		4,758,012	(37,744)
Forward positions (-0.23%)
Currencies	29	5,168,898	(21,659)

Total long positions		$9,926,910	$(59,403)

Short positions
Futures positions (-1.94%)
Agriculture	9	$231,120	$25,380
Interest Rates	197	43,418,918	(91,036)
Metals	52	1,999,710	(113,463)

		45,649,748	(179,119)

Forward positions (-0.07%)
Currencies	18	3,042,122	(6,349)

Total short positions		$48,691,870	$(185,468)

Total open contracts (-2.65%)			$(244,871)
Cash on deposit with brokers (105.84%)			9,793,475
Other assets in excess of liabilities (-3.19%)			(295,641)

Net assets (100%)			$9,252,963

(7)   Financial Highlights

The following financial highlights show the Partnership’s financial performance for the six-month period ended June 30, 2004. Total return is calculated as the change in a theoretical limited partner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return:
Total return before incentive fees	-13.82%
Less incentive fee allocation	0.13%
Total Return	-13.95%

Ratio to average net assets:
Net income	-13.81%

Expenses:
Expenses	2.58%
Incentive fees	0.19%

Total expenses	2.77%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the six-month period ended June 30, 2004 and are not annualized. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES II, L.P. Condensed Schedule of Investments June 30, 2004 (unaudited)
	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (-0.12%)
Interest rates	58	$2,756,138	$(4,799)
Metals	16	762,669	(4,287)
Indices	46	1,855,954	1,765

		5,374,761	(7,321)

Forward positions (-0.33%)
Currencies	15	8,977,612	(19,704)

Total long positions		$14,352,373	$(27,025)

Short positions
Futures positions (-1.63%)
Interest Rates	215	$57,115,057	$(64,852)
Metals	24	1,054,381	(31,726)

		58,169,438	(96,578)

Forward positions (-0.88%)
Currencies	14	6,782,515	(51,976)

Total short positions		$64,951,953	$(148,554)

Total open contracts (-2.96%)			$(175,579)
Cash on deposit with brokers (68.04%)			4,041,234
Investment in other commodity pools (35.83%)			2,128,382
Other assets in excess of liabilities (-0.91%)			(54,448)

Net assets (100%)			$5,939,589

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)   Capital Resources

The Partnership’s capital resources fluctuate based upon the redemption of units and the gains and losses of the Partnership’s trading activities. For the period-ended June 30, 2004, Limited Partners redeemed a total of 470.83 units for $385,201 and for the period-ended June 30, 2003, Limited Partners redeemed a total of 466.60 units for $359,629.

The Partnership’s involvement in the futures and forward markets exposes the Partnership to both market risk – the risk arising from changes in the market value of the futures and forward contracts held by the Partnership – and credit risk – the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Partnership is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Partnership’s commodity trading advisors (Advisors) monitor the Partnership’s trading activities and attempt to control the Partnership’s exposure to market risk by, among other things, refining their trading strategies, adjusting position sizes of the Partnership’s futures and forward contacts and re-allocating Partnership assets to different market sectors. The Partnership’s primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Partnership. The Partnership also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and operate as principals markets, in which case the Partnership will be exposed to the credit risk of the other party to such trades.

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

During the fiscal period-ended June 30, 2004, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Partnership earned interest on 100% of the Partnership’s average monthly cash balance at a rate equal to 80% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the period ended June 30, 2004, CIS had paid or accrued to pay interest of $19,869 to the Partnership and for the period ended June 30, 2003, CIS had paid or accrued to pay interest of $22,215 to the Partnership.

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

The performance summaries set forth below outline certain major price trends which the Advisors’ programs have identified for the Partnership during the first and second quarters of fiscal years 2004 and 2003. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that the Advisors will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended June 30, 2004

The Partnership recorded a loss of $1,305,346 or $(150.47) per unit for the second quarter of 2004. On June 30, 2004, JWH was managing 64% of the Partnership’s assets while Sunrise was managing 36% of the Partnership’s assets.

The second quarter of 2004 produced no meaningful trends. In April, the markets continued to focus on growing expectations of higher U.S. interest rates. Speculation about the timing and scope of the possible tightening contributed to high volatility and major price reversals particularly in the currencies and global equity indices.

The U.S. dollar strengthened against most major currencies in response to U.S. job creation. Consumer confidence and manufacturing activity appear to be waning in Germany, exerting downward pressure on the Euro. Expectations of rising rates also sent the prices of long-term interest rate futures to their lowest levels in several months. The Swiss franc and Euro were the best performers while the Japanese yen was the major detractor.

Indices were negative in April. More than half of the companies in the Standard & Poor’s 500 Index reported earnings and 78% of these surpassed analysts’ forecasts. Japanese equity markets were strong all month while the U.S. and some of the European stock markets faltered later in the month.

A slowing of the Chinese economy and possible decline in the global demand for commodities put downward pressure on prices. Cotton and London sugar had the best performance while wheat had the largest loss.

Metals also felt the downward pressure Precious metal investors liquidated long positions which had been a hedge against the negative real rate of return in the U.S.

Energies were profitable in April. Concerns about continued violence in the Middle East and increased global consumer demand helped to maintain prices at their current lofty levels. Natural gas was the only negative component in this sector.

In May, a number of factors created uncertainty in the financial markets and prevented strong trends from emerging. The month was dominated by developments in the oil market, U.S. interest rates and the possibility of inflation.

The exceptions to the non-definition were the energy markets. The price of oil reached record highs on continued supply concerns and increased geopolitical risk. China’s increasing appetite for petroleum placed additional strain on available production while Saudi Arabia’s offer to increase production had little effect on stabilizing the price of crude oil. All components in this sector were profitable with best performance coming from London gas oil and crude oil.

Although choppy, the fixed income markets produced positive results. The U.S. economy continues to show signs of improvement with fears of rising inflation diminishing. The best results were achieved in the Euro Bund. The largest losses occurred in the Japanese Government bond and the Australian 10-year bond.

The currency sector was negative in May. The U.S. dollar was heavily influenced in the beginning of the month by the release of improving economic numbers and revised expectations for continued growth in the U.S. The best results from this sector were achieved in the British pound / Japanese yen cross and the Australian dollar. The largest detractors from performance were the Japanese yen and the Swiss franc.

The major global equity markets continue to struggle. World GDP continues at a strong pace; however, concerns over rising interest rates and high energy prices have reduced enthusiasm for stocks. This sector failed to register any components in positive territory with the largest loss coming from the Nikkei.

The agricultural sector was negative for May. Coffee prices surged higher due to fears of frost and other weather delays regarding the Brazilian coffee harvest. Live cattle made large gains this month after comments by USDA Secretary Veneman indicated uncertainties surrounding the resumption of Canadian cattle imports to the U.S. New York coffee had the best performance in this sector. Corn and soybeans has the largest losses.

The metals sector was unprofitable in May. Metal prices fell lower for most of the month. Base metals came under pressure due to prospects that China’s demand for raw materials will weaken as its economy slows. This sector failed to register any components in positive territory with the largest loss coming from aluminum.

Overall, the Partnership was negative for the month of June. Financial markets were relatively quiet during the month, waiting for a few critical events scheduled for the end of June: the long-anticipated first rate increase by the Federal Reserve, the handover of power in Iraq, U.S. employment data and the continued slowing of the Chinese economy.

While the rate increase was in line with expectations, jobless claims and manufacturing data proved to be slightly worse than expected and had a much bigger impact on the market than the rate hike alone. In Europe, German bond prices rose after a report was released showing that German business confidence had dropped unexpectedly. Japanese interest rates rose driving yields to their highest level in 4 years. The best performer was the 3-month Eurodollar contract and the largest losses were Japanese Government bond and Euro Bund.

The foreign exchange sector was negative for June. The U.S. dollar was essentially flat, ending the month with little change. The Japanese yen strengthened against most currencies on prospects of continued economic expansion. Minor currencies were mixed against the U.S. dollar. Profits were generated in Australian dollar, Swiss franc and Japanese yen options. The largest losses were from the Japanese yen and Euro/British pound cross.

Stock indices were positive for June. Major stock markets continued to climb higher after their slide in mid-May, although single-digit earnings growth in major markets, the high cost of energy and the anticipation of rising interest rates dampened enthusiasm. The best return came from Australian SPI 200 and the largest loss was in the Eurostoxx 50.

The energy sector was negative for June. These markets continue to be volatile with a bias upward. Crude oil and related prices remain robust as a result of the strong growth in the U.S. and China and continuing tensions in the Middle East. The best performer was London gas oil and the largest losses came from Nymex crude oil and natural gas.

The agricultural sector was negative for June. Decreased demand from China put downward pressure on the grains. Coffee felt the weight of increased production in Brazil. The price of cotton moved lower anticipating increased plantings in other countries. Cotton gave the best return and New York coffee and soybeans were the largest losses.

The metals sector was positive this month. The price of gold and silver fell at the beginning of the month against a strengthening U.S. dollar, with gold being buoyed again by the weakening U.S. dollar toward month end. Base metals initially moved lower anticipating decreased demand from China however low levels of global inventories pushed prices higher by month end. The best performer was silver and the largest losses came from aluminum and gold.

During the quarter, investors redeemed a total of 107.06 units. At the end of the quarter there were 8,586.56 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ended June 30, 2004 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended June 30, 2003

The Partnership recorded a net profit of $272,336 or $28.37 per unit in the second quarter of 2003.

IDS Managed Futures II, L.P. began the quarter with gains in April and a strong May but closed lower in June. Overall, it ended the quarter in positive territory. On June 30, 2003, JWH was managing 69% of the Partnership’s assets while Sunrise was indirectly managing 31% of the Partnership’s assets.

The Partnership ended April in positive territory as the swift victory in Iraq impacted markets worldwide. The currency sector was primarily responsible for the Partnership’s gain in April. The initial enthusiasm for the U.S. dollar in a post-Iraqi war world gave way to bleak fundamentals. The U.S. deficit continued to weigh heavily on the Dollar. Non-Dollar trading had the largest effect on trading profits, specifically, the long Euro/short Yen, long Euro/short British pound, and the long Australian dollar positions. The interest rate sector was positive largely due to a long position in the Japanese 10-year Government bond. The stock index position was down slightly. Most equity markets rallied around the world, encouraged by the quick end to major conflict in Iraq. Energies were marginally positive in April. The fewer than expected oil field fires in Iraq put considerable downward pressure on the price per barrel. Natural gas rallied most of the month on weather related issues and storage deficits. Contrary to the Partnership’s position, gold rallied in early April in expectation of the next inflationary cycle. This led to negative performance in the metal sector. Agricultural products were slightly profitable for the month. In response to the conclusion of the major fighting in the Iraqi war, JWH did resume full leverage in the trading programs effective April 10. The decision to reduce exposure to all markets during the Iraqi conflict proved to be beneficial for investors. Overall, the Partnership recorded a gain of $67,997 or $7.02 per unit in April.

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

Because of an unusually high level of weather-related demand, tight U.S. inventories, and OPEC agreeing to cut production, crude oil was one of the most profitable markets in February. The fixed income sector was also a top performer. Interest rates continued to move lower in the U.S., Europe, and Asia as inflation remained low in all three regions. The most profitable positions were Euro bunds, Japanese 10-year bond, and the U.S. 10-year notes and 30-year bonds.

Despite a high level of volatility, the currency sector was also profitable for the month. The U.S. dollar began to make an upside breakout due to speculation that the Federal Reserve would raise interest rates if the U.S. economy continued to improve. The best performing positions were: Euro/Pound cross, long positions in British pounds versus Japanese yen, the Euro and the Swiss franc.

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

Fiscal Quarter ended March 31, 2003

The Partnership recorded a net profit of $715,498 or $72.14 per unit in the first quarter of 2003. As of March 31, the Partnership had gained 10.62% for the first quarter.

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

Item 2. Changes in Securities and Use of Proceeds
a)	None
b)	None
c)	None
d)	None
e)	The Partnership permits Limited Partners to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by partners during the second quarter of 2004:

Month	Units Redeemed	Redemption Date NAV per Unit
April	14.95	$ 762.81
May	49.29	$ 726.68
June	42.82	$ 691.73
Total	107.06

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

Date: August 13, 2004

By:	CIS Investments, Inc., One of its General Partners

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Chief Financial Officer

(Duly authorized officer of the General Partner and the Principal Financial Officer of the General Partner)