Form 10-Q
period 2004-09-30
IDS MANAGED FUTURES II L P
filed 2004-11-15
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Exchange Act).    Yes       No

The number of units outstanding, as of September 30, 2004, is 8,383.26.

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
Item 4. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 31.01 - Certifications of Principal Executive Officer
EXHIBIT 31.02 - Certifications of Principal Financial Officer
EXHIBIT 32.01 - Section 1350 Certification

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2004 and the additional time frames as noted:

	Fiscal Quarter Ended 09/30/04	Year to Date Ended 09/30/04	Fiscal Year Ended 12/31/03	Fiscal Quarter Ended 09/30/03	Year to Date Ended 09/30/03

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES II, L.P. STATEMENTS OF FINANCIAL CONDITION
	Sept. 30, 2004	Dec. 31, 2003
	(unaudited)
ASSETS
Assets:
Equity in commodity futures trading accounts:
Cash on deposit with Brokers	$3,300,203	$4,770,784
Unrealized gain on open contracts	236,851	272,081
Investment in other commodity pools	1,943,345	2,325,047

	5,480,399	7,367,912

Interest receivable	4,130	2,827
Redemptions receivable from other commodity pools	21,551	43,163

Total assets	$5,506,080	$7,413,902

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accrued commissions	$9,363	$6,045
Accrued exchange, clearing and NFA fees	30	74
Accrued management fees	5,863	8,373
Accrued incentive fees	0	187
Accrued operating expenses	27,432	32,000
Accrued General Partner fees	293	188
Redemptions payable	42,515	85,731

Total liabilities	85,496	132,598

Partners' capital:
Limited partners (8,006.69 units outstanding at September 30, 2004, 8,680.82 units outstanding at December 31, 2003)	5,177,096	6,978,577
General partners (376.57 units outstanding at September 30, 2004 and December 31, 2003)	243,488	302,727

Total parters' capital	5,420,584	7,281,304

Total liabilities and partners' capital	$5,506,080	$7,413,902

Net asset value per unit	$646.60	$803.91

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P. STATEMENTS OF OPERATIONS (unaudited)
	July 1, 2004 through Sept. 30, 2004	Jan. 1, 2004 through Sept. 30, 2004	July 1, 2003 through Sept. 30, 2003	Jan. 1, 2003 through Sept. 30, 2003
Revenues:
Gain (loss) on trading of:
Realized (loss) gain on closed positions	$(606,976)	$(947,630)	$(530,112)	$1,121,548
Change in unrealized gain (loss) on open contracts	412,432	(35,230)	381,935	(239,996)
Interest income	11,709	31,578	10,013	32,228
Income from investment in other commodity pools	(115,536)	(105,174)	(131,285)	91,220
Foreign currency transaction (loss) gain	(2,731)	(9,106)	(10,984)	9,178
Other revenue	0	0	7,178	7,178

Total revenues	(301,102)	(1,065,562)	(273,255)	1,021,356

Expenses:
Commissions	60,425	173,040	69,411	184,475
Exchange, clearing and NFA fees	313	876	301	778
Management fees	17,442	63,756	24,635	76,541
Incentive fees	0	13,460	0	119,866
Administrative fees	984	4,086	1,733	5,198
Operating expenses	8,000	24,000	8,000	24,000

Total expenses	87,164	279,218	104,080	410,858

Net (loss) income	$(388,266)	$(1,344,780)	$(377,335)	$610,498

(LOSS) PROFIT PER UNIT OF PARTNERSHIP INTEREST	$(45.13)	$(157.31)	$(40.41)	$60.10

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P. STATEMENT OF CHANGES IN PARTNERS' CAPITAL For the period January 1, 2004 through September 30, 2004 (unaudited)
	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2004	8,680.82	$6,978,577	$302,727	$7,281,304

Net loss		(1,285,541)	(59,239)	(1,344,780)

Redemptions	(674.13)	(515,940)	0	(515,940)

Partners' capital at September 30, 2004	8,006.69	$5,177,096	$243,488	$5,420,584

Net asset value per unit January 1, 2004		803.91	803.91

Net loss per unit		(157.31)	(157.31)

Net asset value per unit September 30, 2004		$646.60	$646.60

* Units of limited partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004

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

Units of limited partnership interest (“units”) were offered by AXP Advisors commencing July 14, 1987 through December 31, 1988. The total amount of the offering was $40,000,000. There is no definite number of units authorized for the Partnership because investors affiliated with the Selling Agent of the Partnership were not required to pay selling commissions. As of December 31, 1988, 60,127.14 units representing a total investment of $14,983,249 had been sold and accepted into the Partnership (excluding 627.95 units purchased by the General Partners for $150,110). A final group of investors purchasing units worth $423,750 between December 20, 1988 and December 31, 1988 were admitted into the Partnership on January 31, 1989, at a Net Asset Value of $255.27. The General Partners also purchased an additional $3,960 of units on January 31, 1989. Commencing January 1, 1989, the Partnership no longer accepts new investors.

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

Commissions

Brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts. The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract. The Partnership pays these commissions directly to CIS and CISFS, and CIS then reallocates the $18.75 per half turn contract to American Express Financial Advisors, Inc. (AEFA).

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

Under signed agreement, JWH receives a monthly management fee of 0.166% (a 2% annual rate) of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. Under signed agreement, Sunrise receives a monthly management fee of 0.166% (a 2% annual rate) of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. For the periods ending September 30, 2004 and 2003, JWH was managing approximately 64% of the Partnership’s assets while Sunrise was indirectly managing 36% of the Partnership’s assets.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner’s pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended September 30, 2004 and 2003 and is included in operating expenses in the statements of operations.

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

The notional amounts of open contracts at September 30, 2004, as disclosed in the Condensed Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the extent of the Partnership’s involvement in derivatives at the date of the statements of financial condition.

Net trading results from derivatives for the quarter ended September 30, 2004 and 2003, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments.

(6)   Investments in Other Commodity Pools

As of December 2001, the Partnership invests in another commodity pool, IDS Managed Fund LLC (IDSMF). The investment is subject to the terms of the respective advisory contract and other agreements of this commodity pool.

Income (loss) is net of the Partnership’s proportionate share of fees and expenses incurred or charged by IDSMF. During 2004, IDSMF charged monthly management fees of 1/12 of 2% of the NAV and a quarterly incentive fee of 20% of new trading profits and paid such amounts to Sunrise, the sole Commodity Trading Advisor (CTA).

Investment value in IDSMF is based on the proportionate share of units the Partnership has in IDSMF at the end of each month. The Partnership’s risk of loss in its investee pool is limited to its investment. The Partnership may make additional contributions to or withdrawals from its investment in IDSMF as of the last day of any month.

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, January 1, 2004	$2,325,047
Results of operations of IDSMF:
Revenues	130,908
Management and incentive fees	(473,327)
Other expenses	(104,129)

Net income before allocation to limited partners	(446,548)
Allocation to the other limited partners	(341,374)

Partnership's income from investment in IDSMF	(105,174)

Partnership's redemptions from IDSMF	(276,528)

Net asset value of the Partnership's investment in IDSMF, September 30, 2004	1,943,345

The following table is a summary of IDSMF’s net assets, at September 30, 2004.

	Number of contracts	Principal/ notional value	Value/ Open Trade Equity (OTE)
Long positions
Futures positions (1.60%)
Energy	20	$992,800	$63,740
Interest rates	151	10,929,949	28,282
Metals	27	1,225,538	49,096
Indices	6	296,388	(10,493)

		13,444,675	130,625

Forward positions (0.56%)
Currencies	9	3,953,266	45,541

Total long positions		$17,397,941	$176,166

Short positions
Futures positions (0.64%)
Agriculture	36	$437,088	$94,038
Metals	10	374,325	(41,800)

		811,413	52,238

Forward positions (-0.64%)
Currencies	30	7,465,387	(52,516)

Total short positions		$8,276,800	$(278)

Total open contracts (2.16%)			$175,888
Cash on deposit with brokers (101.06%)			8,233,222
Other assets in excess of liabilities (-3.22%)			(262,164)

Net assets (100%)			$8,146,946

(7)   Financial Highlights

The following financial highlights show the Partnership’s financial performance for the nine-month period ended September 30, 2004. Total return is calculated as the change in a theoretical limited partner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return:
Total return before incentive fees	-19.44%
Less incentive fee allocation	0.13%
Total Return	-19.57%

Ratio to average net assets:
Net loss	-20.75%

Expenses:
Expenses	4.10%
Incentive fees	0.21%

Total expenses	4.31%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the nine-month period ended September 30, 2004 and are not annualized. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES II, L.P. Condensed Schedule of Investments September 30, 2004 (unaudited)
	Number of contracts	Principal/ notional	Value/ OTE
Long positions
Futures positions (5.41%)
Interest rates	247	$40,096,749	$222,700
Metals	31	1,500,345	76,823
Indices	10	339,729	(6,091)

		41,936,823	293,432

Forward positions (1.32%)
Currencies	20	8,952,343	71,373

Total long positions		$50,889,166	$364,805

Short positions
Futures positions (-0.26%)
Metals	2	$153,875	$(13,875)

Forward positions (-2.10%)
Currencies	15	8,857,129	(114,079)

Total short positions		$9,011,004	$(127,954)

Total open contracts (4.37%)			$236,851
Cash on deposit with brokers (60.88%)			3,300,203
Investment in other commodity pools (35.85%)			1,943,345
Other assets in excess of liabilities (-1.10%)			(59,815)

Net assets (100%)			$5,420,584

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)   Capital Resources

The Partnership’s capital resources fluctuate based upon the redemption of units and the gains and losses of the Partnership’s trading activities. For the nine month ended September 30, 2004, Limited Partners redeemed a total of 674.13 units for $515,938.03 and for the nine month ended September 30, 2003, Limited Partners redeemed a total of 620.50 units for $476,183.

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

During the fiscal period-ended September 30, 2004, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

(b)   Liquidity

The Partnership’s assets are held in brokerage accounts with CIS and CISFS. Except in unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices. This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Partnership earned interest on 100% of the Partnership’s average monthly cash balance at a rate equal to 80% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the period ended September 30, 2004, CIS had paid or accrued to pay interest of $31,578 to the Partnership and for the period ended September 30, 2003, CIS had paid or accrued to pay interest of $32,228 to the Partnership.

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

Fiscal Quarter ended September 30, 2004

The Partnership recorded a loss of $388,266 or $(45.13) per unit for the third quarter of 2004. On September 30, 2004, JWH was managing 64% of the Partnership’s assets while Sunrise was managing 36% of the Partnership’s assets.

Overall the Fund was negative for the month of July. The month began with a 25 basis point rate increase by the Federal Open Markets Committee (FOMC). Economic figures, released throughout the month, continued to provide positive indications for the US economy. However, most of the data failed to meet market expectations. The lack of robust economic figures prevented the financial markets from trending in one direction for any sustained period. In the commodity sector, with the prospect of an abundant harvest, grain prices continued their steady decline, which led to gains for the Fund. In the energy market, the rally in oil prices continued throughout July. The agricultural sector was positive for the Fund in July. The best returns in the sector came from soybeans and cotton, while the largest losses were in coffee traded on the New York and London markets. Trendless trading conditions in the foreign exchange markets persisted in July resulting in losses for the Fund. The dollar began the month depreciating against the world’s major currencies only to reverse course and rally midway through the month. The largest gains were in the euro/Canadian dollar cross, Japanese yen, the British Pound/Euro cross and Swiss Franc/Euro Cross. The largest losses were in the Dollar/euro and Dollar/Swiss franc positions. The energy sector performance for the Fund was positive in July. The price of crude oil continued to trade higher with the price per barrel exceeding $40. The best performer in the sector was London gas oil. The largest loss occurred in natural gas. The Fund’s performance in the stock indices sector was negative for July. Contradictory economic figures along with weaker than expected earnings numbers continued to dampen any rally in the equities market. All components of this sector had losses, with the largest loss coming from Osaka Nikkei. The fixed income sector was also negative for July. Despite the rate hike by the FOMC in late June, the US economic data for this month, painted a somewhat confusing picture for this sector which had the markets back tracking from earlier trends. The best returns came from the Japanese government bond and the short sterling. The largest losses occurred in 3-month Eurodollar contract and the Australian 10-year bond. The metals sector was negative for the Fund in July. Price action in gold has been negatively correlated with movements in the dollar. The lack of conviction is evident in the foreign exchange market and mixed signals on the US economy may explain the recent trendless pattern in metals prices. Gains on copper positions were not enough to offset losses in gold and silver.

Overall, the Fund was negative for the month of August. Fixed-income markets provided the most significant gains for the Fund as prices rallied in response to the weak US unemployment data and other weaker-than-expected fundamental data. The Fund suffered losses in the foreign exchange markets that continued to be dominated by short-term trading activity and little conviction of a trend. The fixed-income sector provided significant gains for the Fund in August. In the US, markets rallied sharply early in the month as employment data was much weaker than most analysts had anticipated. The British fixed-income markets rallied as reports indicated a slowdown in the UK housing market and a tempering of inflation fears. The largest gains for the month were in the bund and the US 30-year bond. The only losses for this sector were in Asia with the euroyen and the Japanese Government bond. The Fund’s foreign exchange sector was negative for August. Most foreign exchange markets failed to sustain any discernible direction for the month. European currencies continued to experience volatile swings on an intra-month basis; after poor US employment data, they gave back most of the gains they had made against the US dollar. The Japanese yen strengthened against the US dollar. The largest gain came from the Australian dollar, while the largest losses were in the Euro/Japanese yen, Euro/British Pound, and Swiss Franc/British Pound crosses. Indices have continued to stay range-bound in 2004. In spite of good profit reports for many companies, the threat of future declines has not allowed the US, European and Japanese markets to gain any traction. Volatility is still extremely low in these markets, but the absence of long-term trends has limited the potential for profit. The largest gain was in the NASDAQ E-mini, while the largest loss was in the Nikkei. The energy sector was negative for the Fund in August. Moderate weather and a continued build up inventory was the primary reason for the weakness in natural gas. Crude oil produced marginal profits while testing the $50 per barrel level mid month as geo-political tensions and fears of terrorist activity in Iraq escalated. The largest sector gain was in natural gas, while the largest loss was in London gas oil. The agricultural sector was negative for August. Grain prices rallied from seasonal lows. Reports on soybean crop conditions did not meet expectations, and long-term weather forecasts suggesting the possibility of an early frost prompted profit taking in the grain complex. Early in the month cotton rallied 6.8% and closed limit up on little fundamental news. A further increase in cotton prices came late in the month on fears that Hurricane Frances would disrupt cotton supplies. The largest losses were in soybeans and cotton, while the largest gain was in wheat. The metals sector was positive for August. The gold rally provided all of the returns for the month.

The Fund’s overall performance was positive for September. A significant portion of September’s gain was directly related to trading in the energy sector. Crude Oil experienced the most dramatic price increase since the mid-70‘s as a result of rising demand out of Asia, supply disruptions in Iraq coupled with hurricane season in the US and fears of rebels attacking Nigerian oil production facilities. The correlated energy products market, which includes heating oil and unleaded gas, traded higher as well. Fixed income markets were volatile yet profitable for the Fund. The Federal Reserve Board raised the Federal Funds rate 25 basis points to 1.75%. This increase combined with the expected effect of higher energy prices, helped push long-term interest rates lower and to flatten the yield curve. This disparate performance along the yield curve was also reflected in the Fund’s performance in this sector: Positions in longer-term bond contracts in the US, Japan and Europe were profitable with the largest gain made in Japanese Government Bond, while positions in short-term interest rates contracts, including Eurodollars were slightly unprofitable. Trading in the foreign exchange markets continued to be difficult this year as many of the major currencies remain stuck in broad ranges. Overall trading in this sector was slightly unprofitable for the Fund. The largest gain came from the Canadian dollar/Japanese Yen cross, while the largest losses were in the British Pound, and the British Pound/Swiss Franc cross rates. Opportunities in the equity markets have been limited as volatility in many of the world’s stock markets is registering multi-year lows. Hopes are that equity markets will begin to move after the U.S. presidential elections. The Fund’s largest loss was in the Osaka Nikkei and the only gain was in the Australian All Ordinaries Index. Trading in agricultural markets was profitable for the Fund. The largest gains were from corn, soybeans and cotton. In a year when headline commodity indices are making strong gains, the grain complex continues to move lower. Ample supply and benign weather conditions have been factors suppressing grain prices. Metals trading was slightly negative for the Fund in September. Positions in copper, gold, and aluminum were profitable but not to the extent that they offset losses in zinc and silver.

During the quarter, investors redeemed a total of 203.30 units. At the end of the quarter there were 8,383.26 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ended September 30, 2004 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

During the fiscal quarter ending September 30, 2003, the Partnership had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

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

The Partnership also posted positive results for the month of May. Currencies were the best performing sector for May due mainly to the weakening of the U.S. dollar. Investments in the fixed income sector were positive for the month of May, as yields continued to trend lower.  The biggest contributors were the Euro Bunds, U.S. 30-year Bonds, Japanese Government 10-year Bonds, and the U.S. 10-year Notes.  Stock indices were negative for May due primarily to the poor performance in the Japanese Osaka Nikkei Index.  The Nasdaq E-Mini 100 Index turned in the best performance for this sector.  Energies posted negative results in May.  All crude and crude-related products were down as a result of the markets rallying due to short supply factors.  The only positive component in this sector was natural gas. Agricultural products were negative for May. The largest detractors were corn and coffee traded on the New York markets, while the largest positive contributor was cotton. Metals were slightly down for May.  Losses occurred in copper, silver and aluminum. Only gold managed to perform in positive territory. Overall, the Partnership recorded a gain of $562,402 or $58.94 per unit in May.

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

Fiscal Quarter ended March 31, 2004

The Partnership recorded a profit of $348,831 or $38.29 per unit for the first quarter of 2004. Performance throughout the quarter was strong. On March 31, 2004, JWH was managing 67% of the Partnership’s assets while Sunrise was managing 33% of the Partnership’s assets.

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

March was a particularly challenging month. Terrorist activities in Spain and heightened tensions in the Middle East kept those looking for investment opportunities on the sideline. The agricultural sector was the best performer for the month led by grains, whose prices rose based on a surge in export demand, followed by a drop in cotton prices based on USDA reports that sales are slowing. In precious metals both gold and silver extended their gains as demand continued to rise and despite the U.S. dollar strengthening. Silver was the best performer overall, reaching a 17 year high of $8.30 an ounce. Base metals experienced a period of consolidation and remained within a road and volatile trading range as the market weighed information that China’s appetite may be waning. Geopolitical risk and OPEC’s production cut helped crude oil and related products retain lofty price levels. Natural gas had the highest gain for the sector followed by crude oil. The unprofitable currency sector was dominated by the action in the Japanese yen, orchestrated by the Bank of Japan which intervened in the foreign exchange market by buying over $40 billion U.S. dollars/selling Japanese yen. Most other currencies traded in a sideways fashion in varying degrees of volatility.

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of CISI have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2.   Unregistered Sales of Securities and Use of Proceeds

a)	None
b)	None
c)	The Partnership permits Limited Partners to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by partners during the third quarter of 2004:

Month	Units Redeemed	Redemption Date NAV per Unit
July	72.67	$ 638.27
August	64.88	$ 644.87
September	65.75	$ 646.60
Total	203.30

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

Date: November 12, 2004

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