Form 10-K
period 2004-12-31
IDS MANAGED FUTURES II L P
filed 2005-03-31
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 000-17443

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

The Partnership's units of limited partnership interest are not traded on any market and, accordingly, do not have an aggretage market value. The net asset value of the units held by non-affiliated investors as of December 31, 2004 was $6,554,232.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services

PART IV
Item 15. Exhibits, Financial Statements and Schedules

Signatures
Index to Exhibits
Exhibit 13.01 - Annual Report to Limited Partners
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Statements of Operations
Statements of Changes in Partners' Capital
Condensed Schedule of Investments
Notes to Financial Statements
Acknowledgement
Exhibit 14.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01

Part I

Item 1. Business

(a) General Development of Business; Narrative Description of Business

IDS Managed Futures II, L.P. (the “Partnership”) is a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. (“CISI”) and IDS Futures Corporation (“IDS Futures”) (collectively, the “General Partners”). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the “CE Act”), and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. (“CIS” or the “Clearing Broker”), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. (“AEFA”), formerly IDS Financial Services Inc., which acts as the Partnership’s introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 2004 were made by two independent commodity trading advisors, John W. Henry & Company, Inc. (“JWH”) and Sunrise Capital Partners, LLC (“Sunrise”).

On Feb. 1, 2005, American Express Company, announced plans to pursue a spin-off of 100% of the common stock of American Express Financial Corporation (AEFC) to shareholders of American Express Company. IDS Futures Corporation, one of the General Partners of IDS Managed Futures II, L.P. is an indirect subsidiary of AEFC. The transaction, expected to be complete in the third quarter of 2005, is subject to certain regulatory and other approvals, as well as final approval by the board of directors of American Express Company. Upon completion of the transaction AEFC will be a publicly traded company separate from American Express Company. The current agreements between AEFC and its affiliates will remain in place. No changes in operations or personnel are anticipated.

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

Under the terms of the Partnership’s Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more trading advisors to direct the Partnership’s trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into an Advisory Contract with each of Commodity Monitors, Inc., JWH, Mint Investment Management Company, Neims-Stoken Partnership and Sabre Fund Management Limited (collectively, the “Initial Advisors”). Commencing on March 1, 1988, after the conclusion of the initial offering period with respect to the Partnership’s limited partnership units (“units”), the Initial Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. Mint Investment Management Company gave notice to the Partnership that they were withdrawing as an advisor due to a restructuring of their business. After February 28, 1989, Mint Investment Management Company no longer traded assets of the Partnership. Further, Neims-Stoken Partnership was closed out on October 13, 1989 due to poor trading performance. The assets remaining from both Mint Investment Management Company and Neims-Stoken Partnership were allocated among the remaining Initial Advisors. The assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the Financial and Metals Portfolio, as of February 1989. Further, Commodity Monitors, Inc. ceased trading assets of the Partnership due to poor trading performance in April 1991 and Chang Crowell Management Corporation began trading assets in August 1991. As of November 16, 1994, Chang Crowell Management Corporation was terminated as an Initial Advisor to the Partnership and on December 12, 1994, the assets formerly managed by Chang Crowell Management Corporation were allocated to Sabre Fund Management Limited. On July 8, 1997, the General Partners entered into an agreement to add Welton Investment Corporation (“Welton”) as an additional independent commodity trading advisor for the Partnership and, effective August 1, 1997, the assets of the Partnership were re-allocated among three independent trading advisors: JWH, Sabre Fund Management Limited and Welton. In accordance with the terms of the Advisory Contract between the Partnership and Sabre, the General Partners elected not to renew the Advisory Contract of Sabre and it expired on December 31, 1997. From January 1, 1998 through November 30, 2001, all of the assets of the Partnership were managed by JWH and Welton. In December 2001, Sunrise replaced Welton as a commodity trading advisor to the Partnership. The Partnership invested a portion of its assets with Sunrise through its investment in IDS Managed Fund LLC, a Delaware limited liability company of which the Partnership and IDS Managed Futures I, L..P. are the only limited partners and for which Sunrise acts as the commodity trading advisor. The investment is subject to the terms of the respective advisory contract and other agreements of this commodity pool. Collectively, JWH and Sunrise are herein referred to as the “Advisors”.

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

The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and if necessary, the orderly liquidation of the Partnership’s assets. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership’s clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into a brokerage clearing agreement and related customer agreements with their affiliates, CIS and AEFA, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (the Partnership pays commissions on trades executed on its behalf by JWH at a rate of $58.75 per round turn trade to CIS which in turn reallocates $37.25 per round turn trade to AEFA; the Partnership pays commissions on trades executed on its behalf by Sunrise Capital Partners, via the Partnership’s investment in IDS Managed Fund LLC, at a rate of $43.75 per round turn trade to CIS which in turn reallocates $25.00 per round turn trade to AEFA.) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges incidental to the Partnership’s trading. Although no increase to brokerage commissions or administrative fees is anticipated, such fees as allowed in the Prospectus may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measures of inflation.

The Advisory Contracts between the Partnership and the Advisors provide that the Advisors each have sole discretion in and responsibility for the selection of the Partnership’s commodity transactions with respect to that portion of the Partnership’s assets allocated to it. On December 31, 1999, the Advisory Contract with JWH was further amended to extend the agreement between the parties until December 31, 2002 with the automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 2005, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in trading advisors of the Partnership or any reallocation of Partnership assets among the trading advisors or to other trading advisors.

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

JWH may terminate the Advisory Contract at any time upon written notice to the Partnership in the event that (i) its continued trading on behalf of the Partnership would require JWH to become registered as an investment advisor under the Investment Advisors Act of 1940; (ii) assets in excess of 50% of the initially allocated assets are reallocated from JWH; (iii) the registration of either General Partner is revoked, suspended, terminated or not renewed; (iv) the General Partners elect to have JWH use a trading approach which is different from that initially used; (v) the General Partners override a trading instruction or impose additional trading limitations; (vi) there is an unauthorized assignment of the Advisory Contract by the General Partners; or (vii) other good cause is shown to which the written consent of the General Partners is also obtained. JWH may also terminate the Advisory Contract on 60 days written notice to the General Partners during any renewal term.

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

Prior to October 1, 2000, the Partnership paid JWH a monthly management fee of 0.333% of the month-end NAV of the Partnership’s assets managed by JWH and a quarterly incentive fee of 15% of the Partnership’s new trading profits, if any, achieved on the NAV of the Partnership’s assets allocated to such Advisor’s management (after deduction of all trading expenses including the management fee). Effective October 1, 2000, the Partnership began paying JWH a monthly management fee of 0.167% of the month-end NAV of the Partnership’s assets managed by JWH and a quarterly incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management.

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

(b) Financial Information about Segments

The Partnership’s business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership’s business, as of December 31, 2004, is set forth under Items 6 and 7 herein.

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

Item 5. Market for the Registrant’s Units and Related Security Holder Matters

(a)	(i) There is no established public market for the units and none is expected to develop.
(ii) As of December 31, 2004, there were 7,829.93 units held by Limited Partners and 376.57 units held by the General Partners. A total of 850.89 units had been redeemed by Limited Partners during the period from January 1, 2004 to December 31, 2004. There were no redemptions by the General Partners(51,446.32 units were redeemed prior to calendar year 2004 by Limited Partners and 251.38 by General Partners). The Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.
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
(b)	The Partnership did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act during the period January 1, 2004 through December 31, 2004.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and is derived from the financial statements for such fiscal years, which have been audited by KPMG, LLP.

		2000	2001	2002	2003	2004
1.	Revenues (Losses)(000)	$462	$(172)	$2,234	$1,714	$642
2.	Net (Loss) Income From Continuing Operations (000)	(169)	(694)	1,691	1,201	247
3.	Net Income (Loss) Per Unit	6.21	(60.92)	163.93	124.34	33.17
4.	Total Assets (000)	7,186	5,789	6,814	7,414	6,990
5.	Long Term Obligations	0	0	0	0	0
6.	Cash Dividend Per Unit	0	0	0	0	0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Partnership’s capital resources fluctuate based upon the redemption of units and the gains and losses of the Partnership’s trading activities. For the fiscal year-ended December 31, 2004, Limited Partners redeemed a total of 850.89 units for $658,952. For the fiscal year-ended December 31, 2003, Limited Partners redeemed a total of 814.40 units for $628,140.

The Partnership’s involvement in the futures and forward markets exposes the Partnership to both market risk – the risk arising from changes in the market value of the futures and forward contracts held by the Partnership – and credit risk – the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Partnership is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Advisors monitor the Partnership’s trading activities and attempt to control the Partnership’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Partnership’s futures and forward contacts and re-allocating Partnership assets to different market sectors. The Partnership’s primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Partnership. The Partnership also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Partnership will be exposed to the credit risk of the other party to such trades.

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

During the fiscal year ended December 31, 2004, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

(b) Liquidity

On December 31, 2004, the Partnership had unrealized gain on open contracts of $380,042, cash on deposit of $4,473,090 and a total balance of the Partnership’s account at CIS was $4,853,132. These figures compare to unrealized gain on open contracts of $272,081 and cash on deposit of $4,770,784 and a total balance of the Partnership’s account at CIS of $5,042,865 as of December 31, 2003.

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

As long as CIS and CISFS act as the Partnership’s brokers, the Partnership will earn interest on 100% of the Partnership’s average monthly cash balance at a rate equal to 80% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the calendar year ended December 31, 2004, CIS had paid or accrued to pay interest of $48,398 to the Partnership. For the calendar year ended December 31, 2003, CIS had paid or accrued to pay interest of $40,682 to the Partnership.

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

The Advisors’ programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as the Advisors base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

2004

The Partnership recorded a profit of $247,097 or $33.17 per unit for 2004 representing a gain of 4.13%. On December 31, 2004, JWH & Co was managing 70% of the Partnership’s assets while Sunrise Capital Partners was managing 30% of the Partnership’s assets.

Volatility was a major factor in many markets. During the first half of the year, choppy markets were unfavorable for most trend-following strategies, even with some select markets having strong directional moves. Although not high by historical standards, the spikes in volatility were apparent through large price moves coupled with strong reversals. Nevertheless, the second half of the year, especially the fourth quarter, was marked by a strong dollar decline, a rally in bonds, defined direction in the agricultural commodities (cocoa, coffee, grains) and energy and all contributed to last quarter gains.

The performance in the first quarter was positive, with the bulk of the profits coming from the fixed-income sector, followed by the agriculture, metals and energy sectors. Profits were gained from lower yields in the fixed income sector in both the US and Europe. US bonds continued to rally during the first quarter, though higher US yields were expected after Mr. Greenspan’s comment on the need for higher interest rates. The largest gains of the quarter were posted in the European fixed-income market as slow growth in the EU (especially Germany) was a strong driver in the rally by both the Bund and Bobl markets. Profits were seen in agriculture, with soybeans reaching highs not seen in decades. In metals, profits were gained in both copper and silver. Base metal prices rose on the back of strong manufacturing growth in China and continued growth in US housing. Energies also posted positive returns. Limits to production and increased talk of an OPEC cut helped to continue the upward trend. Global stock indices added slightly to performance during the quarter, as no clear trends were apparent. The currency sector dampened the Partnership’s gains from other markets in the first quarter. The markets were hit with strong increases in volatility and daily trading ranges, as well as some key reversals.

The Partnership’s performance was down during the second quarter as five out of six market sectors traded posted losses. The change in US employment growth prospects hurt profitability. Concerns about future growth in China and Chinese monetary policy changes aimed at controlling the growth in credit caused a major reversal in many commodity markets, especially the base metals. Currencies saw limited longer-term price changes coupled with strong reversals. In the case of the yen, there was no government intervention during the second quarter as there had been during the first quarter, but the relatively high level of volatility continued because of the threat of further intervention. The fixed-income sector also hurt performance during the quarter. Even after the first rate increase in four years, the price of the 10-year bond was only slightly higher than at the beginning of the year. The Bund market was also range-bound, because of the steadier monetary policy of the European Central Bank, as well as muted growth and inflation prospects in Europe. Stock indices hurt performance, as mixed views on growth prospects in key economies kept prices in a relatively tight range. Energy trading proved to be the sole area for profits during the quarter.

The Partnership’s returns in the third quarter were negative. The sectors holding back performance were currencies, domestic interest rates, stock indices and metals. US equities continued to stay range-bound for most of the third quarter as the VIX index of volatility fell to all-time lows. However, the European and Japanese markets did not follow suit. The Eurostoxx was able to rally towards the end of summer, while the Nikkei index bounced off the lows it had reached earlier in the year. On the other hand, the energy sector once again provided the best returns, as a combination of hurricanes in the Gulf of Mexico and political risk in the Middle East drove crude oil prices higher than $50 per barrel at the end of September. Additional gains were seen during the quarter in fixed income. Despite the fact that the rise in US short-term interest rates reduced growth and inflationary expectations, there was a major bond rally. Fixed income also rallied in Japan, Australia, Great Britain and, to a lesser extent, in Europe. The Partnership also benefited as the grain markets continued to fall in response to expectations that harvests would be very strong.

Performance was very strong during the fourth quarter as the currency sector was able to break out of its yearlong trading range. When the markets started expecting a Bush win and grasped the effects of another four years of his presidency, the US dollar sell-off began. The US dollar sell-off also helped the fixed-income sector to post positive returns for the quarter, as European rates rallied reflecting slowing economies and the strengthening euro across Europe. Compared to the currency and fixed-income markets, the other market sectors (indices, metals, energies and agriculture) were mixed for the quarter, and did not have an appreciable effect on the Partnership’s returns.

Overall, the Partnership had a positive year. After an extremely difficult first half of 2004 characterized by choppy, trendless markets, the Advisors’ investment approaches once again proved profitable in the second half of the year. The Partnership continues to be managed by two independent Commodity Trading Advisors. John W. Henry & Company’s Financial and Metals program manages the majority of the assets of the Partnership, while Sunrise Capital Partner’s Expanded Diversified program manages the balance. The General Partners continue to monitor on-going trading performance and will make additional changes if and when warranted.

Effective March 7, 2005, Frank A. McCarthy became President of IDS Futures Corporation, replacing Kris Peterson. Mr. McCarthy joined AEFA in August 2004 as Vice President and General Manager of Brokered Products and Trust Services and has over twenty years of experience in the investment industry. The General Partners do not feel that this appointment will have a material effect on the Partnership.

2003

IDS Managed Futures II, L.P. reported another solid performance year for 2003. The Net Asset Value at year-end was $803.91 per unit compared to $679.57 per unit at the beginning of the year. This represented a gain of 18.3% for the calendar year.

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

Once again, currencies led the way for a very profitable fourth quarter. Despite a growing U.S. economy, the dollar moved lower as a result of global asset reallocation. Central banks, including Saudi Arabia, China, India and Korea have been reducing the percentage of U.S. dollars in their respective currency reserves and increasing the percentage in the euro, British pound and to a lesser extent the Japanese yen. The FOMC stated in December that interest rates would remain low for a considerable period causing the interest rate markets to quickly reverse their course and move lower. This resulted in the largest sector loss for the quarter. Indices were unprofitable due to the volatile trading partly as a result of renewed terrorist threats. Energies were also down in the fourth quarter. Overall, the price of energy continues to move higher due to low inventories and increased demand. China has now surpassed Japan as the second largest importer of crude oil for industrial consumption. Agricultural products and metals made positive contributions to the Partnership as prices rose mainly due to China’s demand for raw materials as well as in response to the dollar’s weakness. China has now become the largest recipient of direct foreign investment surpassing the U.S. Performance for the fourth quarter was in excess of 8%.

The Partnership continues to be managed by two independent Commodity Trading Advisors. John W. Henry & Company’s Financial and Metals program manages the majority of the assets of the Partnership while Sunrise Capital Partner’s Expanded Diversified program manages the balance. The General Partners continue to monitor on-going trading performance and will make additional changes if and when warranted.

2002

During 2002, Limited Partners redeemed units in the amount of $593,964 and the General Partners redeemed units in the amount of $34,507. The Partnership achieved realized and unrealized gains of $2,184,790 and interest income of $48,808. Total expenses of the Partnership were $542,345, resulting in a profit of $1,691,253 and an increase in the NAV per unit of $163.93.

2002 was a rewarding year for the Partnership. Both of the Partnership’s Advisors, JWH and Sunrise, posted strong results for the year. At year-end, JWH was managing approximately 68% of the assets and Sunrise was managing 32%.

In the first quarter, the world’s financial markets reversed the direction that had begun in December of 2001. Hence, losses were absorbed. Directionless markets continued for much of the first quarter with both Advisors experiencing negative performance. The Partnership was down all three months during the quarter, losing over 9%.

The second quarter began with slightly negative performance in April. At this point, the Partnership’s Advisors had assembled a portfolio poised to profit by a weak U.S. dollar and lower global interest rates. In May and June the portfolio prospered. Investors sold U.S. stocks due to fear of additional accounting abnormalities. This activity put pressure on the U.S. dollar and fuelled a “flight to quality” - the purchasing of global bonds. By the end of June, the euro had gained approximately 15% on the U.S. dollar for the year. The Partnership was up in excess of 29% for the quarter.

During the third quarter, the interest rate and currency sectors continued their positive performance. Aided by accounting scandals and decreased consumer confidence, the world’s stock markets plunged and cash poured out of dollars and into bonds. For the quarter, the interest rate sector was up approximately 15%. Gains were also made in the stock index and currency sectors. The Partnership was up every month in the quarter and gained nearly an 18% for the quarter.

After two quarters of incredible performance, the Partnership took a break in the first part of the fourth quarter. Bond prices reversed slightly. The U.S. dollar rose against the euro. However, by year-end, the trends that allowed for stellar performance for much of 2002 resumed and some of the quarter’s losses were recovered. As had been for much of the year, the non-financial portion of the Partnership’s portfolio had minimal effect on performance. The Partnership was down approximately 5% in the fourth quarter.

Effective January 1, 2002, Mark Rzepczynski Ph.D. became President and Chief Investment Officer of JWH. Dr. Rzepczynski has been with JWH since 1998. The General Partners do not feel that this appointment will have a material effect on the Partnership.

(d) Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership’s operations or assets.

(e) Off-Balance-Sheet Arrangements

The Partnership does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

(f) Tabular Disclosure of Contractual Obligations

The business of the Partnership is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals both long (contacts to buy) and short (contracts to sell). The Partnership’s Annual Report, included as Exhibit 13.01 to this report, presents a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2004. The net unrealized appreciation of the Partnership’s open futures and forward currency contracts at December 31, 2004 was $380,042.

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

Quantifying the Partnership’s Trading Value at Risk

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

In the case of market sensitive instruments, which are not exchange traded (i.e., forward currencies), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, Advisors have also traded commodity options on behalf of the Partnership and may do so again in the future. The Value at Risk associated with options was reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument was a futures contract, the futures margin, and where this instrument was a physical commodity, the futures-equivalent maintenance margin has been used. This calculation was conservative in that it assumed that the fair value of an option would decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in all cases fluctuated to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for fiscal year 2004 and 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. During fiscal year 2004, the Partnership’s average total capitalization was approximately $6.4 million, and during fiscal year 2003, the Partnership’s average total capitalization was approximately $7.2 million.

Fiscal Year 2004

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$0.4	$0.2	$0.3	5.0%
Currencies	$0.3	$0.0	$0.1	1.9%
Stock Indices	$0.2	$0.0	$0.2	2.3%
Precious Metals	$0.1	$0.0	$0.1	1.2%
Commodities	$0.0	$0.0	$0.0	0.2%
Energy	$0.0	$0.0	$0.0	0.3%

Total	$1.0	$0.2	$0.7	10.9%

Fiscal Year 2003

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$0.4	$0.1	$0.2	3.2%
Currencies	$0.2	$0.1	$0.2	2.2%
Stock Indices	$0.2	$0.1	$0.1	1.7%
Precious Metals	$0.1	$0.0	$0.1	1.0%
Commodities	$0.0	$0.0	$0.0	0.1%
Energy	$0.1	$0.0	$0.0	0.4%

Total	$1.0	$0.3	$0.6	8.6%

* Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each calendar month-end during the fiscal year. All amounts represent millions of dollars.

** Average Capitalization is the average of the Partnership’s capitalization at the end of each month during the relevant fiscal year.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Partnership, gives no indication of this “risk of ruin”.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 80% of 91-day Treasury bill rate. As of December 31, 2004, and December 31, 2003, the Partnership had approximately $4.5 million and $4.8 million, respectively, in cash on deposit with CIS and CISFS.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Currencies. The Partnership's currency exposure is to exchange rate fluctuations. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar). The Partnership's major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc and dollar/pound positions but more recently have also included exposure to cross-rates positions such as euro/yen and pound/yen positions. The Managing Owner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Interest Rates. Interest rate risk is a major market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations - e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership in this sector for the foreseeable future.

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-7 countries including the U.S. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2004, the Partnership’s primary exposure was in the E-Mini Nasdaq, Osaka Nikkei (Japan), and Eurostoxx 50. As of December 31, 2003, the Partnership’s primary exposure was in the E-Mini Nasdaq, Osaka Nikkei (Japan), SFE SPI 200 (Australia) and Eurostoxx 50. The Managing Owner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices. (Trendless markets would not cause major market changes but could make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Metals. The programs currently used for the Partnership trade mainly precious and base metals. The Partnership's primary metals market exposure is to price fluctuations.

Agricultural. The Partnership's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cotton, corn, and sugar accounted for the substantial bulk of the Partnership's agricultural exposure as of December 31, 2004. In the past, the Partnership has had market exposure to live cattle and the soybean complex and may do so again in the future.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Japanese yen, euro/yen cross, euros, British pounds and Swiss francs. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Position. The Partnership holds substantially all its assets in cash at CIS and CISFS, earning interest at 80% of the average 91-day Treasury bill rate for Treasury bills issued during each month.

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

Given the noisy nature of price data, all market signals may not lead to profitable trades.  Hence, significant emphasis is placed on risk management techniques to minimize the losses on any particular trade on the portfolio as a whole.  Stop-losses are used and managed in a proprietary manner to balance the potential loss in any trade versus the opportunity for maximum profit.  Stop-loss orders may not necessarily limit losses since they become market orders upon execution; as a result a stop-loss order may not be executed at the stop-loss price.  Depending on the model used, risk may be managed through variable position size or risk levels for any market.  Additionally, modern portfolio techniques are used to construct the overall portfolio for a given program.  These techniques will account for the volatility and correlation for markets as well as behavior during specific market extremes.  Portfolio adjustments will be made to account for systematic changes in the relationships across markets. Portfolios are managed to meet longer-term risk and volatility tolerances.  While there can be no guarantees against losses, the JWH trading discipline is designed to preserve capital while waiting for opportunities where programs can generate profits over longer periods of time.  Risk management on a market basis accounts for volatility and the fact that markets may turn against the prevailing trend.  While JWH is looking for longer term trends, the preservation of capital is paramount.  If a predetermined amount of capital is lost, positions will be closed regardless of fundamental market conditions.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto appearing later in this document.

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2004 and 2003. This information has not been audited.

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Total Revenues (Loss)	$449,708	$(1,214,169)	$(301,102)	$1,707,741
Total Expenses	$100,877	$91,177	$87,164	$115,863
Net Income (Loss)	$348,831	$(1,305,346)	$(388,266)	$1,591,878
Net Income (Loss) per Unit	$38.29	$(150.47)	$(45.13)	$190.48

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Total Revenues (Loss)	$858,958	$435,654	$(273,255)	$692,567
Total Expenses	$143,459	$163,317	$104,080	$102,237
Net Income (Loss)	$715,499	$272,337	$(377,335)	$590,330
Net Income (Loss) per Unit	$72.14	$28.37	$(40.41)	$64.24

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of fiscal year 2004, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of CISI have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 2004 were as follows:

IDS Futures Corporation

Frank A. McCarthy (born March 1953) is President of IDS Futures Corporation. He was elected President of IDS Futures effective March 7, 2005. Mr. McCarthy has been employed by American Express Financial Corporation since August 2004 as Vice President and General Manager of the Brokered Products Group (non-proprietary funds) and Personal Trust Services. He has overall responsibility for the non-proprietary products offered through American Express Financial Advisors including mutual funds, REITs and limited partnerships and for the personal trust business. Before American Express Mr. McCarthy was President of TCF National Bank’s affiliated broker-dealer, TCF Securities, Inc., from 2000-2003 and from 2003 to August 2004 he was Chief Operating Officer and General Counsel for TCF Investments and Insurance Group. Before TCF he was employed by North Central Life Insurance Company for eighteen years in several capacities, starting as Claims Attorney and advancing to Chief Operating Officer. He holds a B.S. degree in Marketing from St. Cloud State University and a J.D. from William Mitchell College of Law.

Jennifer E. Simon (born January 1969) is Treasurer of IDS Futures Corporation. Ms. Simon was elected Treasurer of IDS Futures Corporation in January, 2005. Ms. Simon has been employed by American Express Financial Corporation since April 1994. Since December 2004, she has held the title Director of Alternative Investments within the External Products Group of American Express Financial Corporation. She has responsibility for the Direct Investment and other brokered alternative investment products offered through American Express Financial Advisors Inc. From 2002 to 2004, Ms. Simon was manager of Direct Investments. From 1994 to 2002, she has held numerous marketing, communications and product development positions within the American Express Financial Corporation. She graduated from the Iowa State University with a B.S. degree in 1991.

CIS Investments, Inc.

James A. Davison (born May 1961) is President, Chief Executive Officer and Director. Mr. Davison is a graduate of the School of Oriental and African Studies, University of London. He began his career with Cargill PLC and joined Cargill Investor Services Ltd. in 1987. His management responsibilities included commodity and financial markets as well as the development of all business activity with alternative asset management clients in European and Middle Eastern geographies. He resigned from Cargill PLC in 1996 to establish his own consultancy business. One of his assignments of this business included Managing Director for Hasenbichler Asset Management Ltd., one of Europe’s largest alternative asset management groups and, in 1998, he assumed responsibility for all international activity of a portfolio of trading advisors. He re-joined Cargill PLC in December 2000 as European Managing Director of Cargill Investor Services Ltd. and was named Worldwide Business Unit Leader of CIS in July of 2001.

Shaun D. O’Brien (born November 1964) is Executive Vice-President, Chief Financial Officer, and Director. Mr. O’Brien became Vice President and Director of CISI on July 1, 1999. Mr. O’Brien graduated from Northeastern University in 1987 and received a Master’s degree from the University of Minnesota’s Carlson School of Management in 1999. Mr. O’Brien began working for Cargill in 1988 and joined CIS in 1999.

Leslie S. Allan (born December 1961) is Executive Vice President. He joined CIS in 2003 with over twenty years’ experience in global financial markets and equities. Mr. Allan’s responsibilities include the execution of the CIS strategy and the global leadership of the Client Product Group. Previously, Mr. Allan served as Managing Director for Lehman Brothers (London), where he managed a global team of twenty-one people dedicated to providing services to hedge fund customers, including event-arbitrage strategies and financial products. Prior to this, he had responsibility for similar activities as Executive Director, Global Equity Derivatives, for Deutsche Bank A.G. (London). Mr. Allan’s other industry experience includes institutional equities sales on behalf of Jefferies International PLC, where he also created the Special Situation Equity Sales Team. Between 1984 and 1993, as Senior Vice President of U.S. Equity Sales based in Los Angeles, he co-founded the London Office, managed a portfolio of twenty institutional customers, and was a Trustee of the firm’s International Pension Fund. Mr. Allan was also responsible for U.S. equity sales trading as an Executive Director with Goldman Sachs International (London) from 1993 through 1995. He began his industry career in 1981 as an Investment Dealer and Analyst with Ivory and Sime PLC in his hometown of Edinburgh, Scotland.

Barbara A. Pfendler (born May 1953) is Vice President and Director. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She began her career with Cargill, Incorporated in 1975. She held various merchandising and management positions within the organization’s Oilseed Processing Division before transferring to CIS in 1986 where she was responsible for the Fund Services Group. She was appointed Vice President of CISI in May 1990. She is a past member of the International Advisory Committee for the Managed Funds Association and currently serves on the CPO/CTA Advisory Committee for the National Futures Association.

Patrice H. Halbach (born August 1953) is Vice President. Ms. Halbach graduated Phi Beta Kappa from the University of Minnesota with a B.A. degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990, she was named Senior Tax Manager for Cargill, Incorporated’s Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated’s Administrative Division in April 1994. In January 1999, she was named Vice President, Tax, of Cargill, Incorporated. In her current position as Vice President, Tax, Ms. Halbach oversees Cargill, Incorporated’s global tax function.

C. Robert Paul (born August 1955) is Vice President - Law and Chief Legal Officer. Mr. Paul graduated from the University of Pennsylvania in 1977 and earned his Juris Doctorate from New York University Law School in 1980. As the initial General Counsel of OneChicago, LLC from 2001 until he joined Cargill in March 2004, Mr. Paul helped to launch the first electronic exchange to introduce stock futures trading in the U.S. in November 2002. He also served as General Counsel of the Commodity Futures Trading Commission from 1999 to 2001, where he was instrumental in negotiating terms of The Commodity Futures Modernization Act of 2000. In 2001 he joined McDermott, Will & Emery's Washington, D.C. office as co-leader of its Energy and Derivatives Products Group. From 1987 to 1997, Mr. Paul was a member of the Dean Witter Reynolds Inc. Law Department as First Vice President and Associate General Counsel, and from 1997 to 1999 he served as Vice President in the Legal Department of Credit Suisse First Boston Corporation. He is currently a member of the Executive Committee of the Futures Industry Association Law & Compliance Division.

Annette A. Cazenave (born January 1956) is Vice President. She joined CIS in 2004 with over twenty-four years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management. Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004). Prior to this, she was President and Principal of Skylark Partners, Inc., in New York, a financial services consulting firm. Additionally, Ms. Cazenave held senior level positions with ED&F Man Funds Division (now Man Investments) in New York (1986-1993). Ms. Cazenave began her career in 1979 as a Sugar trader and holds a B.A. from Drew University and an M.B.A. from Thunderbird, The American Graduate School of International Management.

Todd Urbon (born April 1967) is Vice President and Treasurer. Mr. Urbon graduated from Northern Illinois University in 1989 with a B.S. in Finance. He began working at CIS in 1989 and has worked in various departments during his 15 year career. Mr. Urbon has the Certified Treasury Professional certification from the Association of Finance Professionals.

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

The following are additional officers of CISI: Anne R. Carlson, Assistant Secretary; James Clemens, Assistant Secretary; Lynn M. Dasso, Assistant Secretary; Lillian Lundeen, Assistant Secretary; and Jeanne Y. Smith, Assistant Secretary.

Effective February 4, 2005 and March 7, 2005, Christopher Malo (Vice-President) and Dale F. H. Martin (Executive Vice-President and Director), respectively, resigned from CIS Investments, Inc. The General Partners do not feel that these resignations will have a material effect on the Partnership.

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

CIS and CISFS, affiliates of CISI, are the Partnership’s clearing broker and currency dealer, respectively. During the year ended December 31, 2004, the Partnership accrued and paid $238,607 in brokerage commissions to CIS and CISFS, as compared to $241,130 in 2003 and $188,880 in 2002. Of these commissions, the Partnership pays commissions on trades executed on its behalf by JWH at a rate of $37.25 per round turn trade to AEFA as the Partnership’s introducing broker and $21.50 is retained by CIS as clearing broker (based on a commission rate of $58.75 per round turn trade); the Partnership pays commissions on trades executed on its behalf by Sunrise Capital Partners, via the Partnership’s investment in IDS Managed Fund LLC, at a rate of $25.00 per round turn trade to AEFA and $18.75 is retained by CIS.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	As of December 31, 2004, no person was known to the Partnership to own beneficially more than 5% of the outstanding units.
(b)	As of December 31, 2004, the General Partners beneficially owned 376.57 units or approximately 4.59% of the units outstanding as of that date.
(c)	As of December 31, 2004, no arrangements were known to the registrant, including any pledges by any person of units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions

(a)	None other than the compensation arrangements described herein.
(b)	None.
(c)	None.
(d)	Not Applicable.

Item 14. Principal Accounting Fees and Services

(a)	Audit Fees
The Partnership paid KPMG, LLP, the Partnership's independent auditors, $23,500 in 2004 and $21,075 in 2003 for professional services rendered in connection with the audit of the Partnership's annual financial statements and the review of financial statements included in the Partnership's Form 10-Q filings for such years.

(b)	Audit-Related Fees
The Partnership did not pay KPMG, LLP any amounts in 2004 and 2003 for assurance reviews and related professional services rendered in connection with the audit or review of the Partnership's financial statements that are not covered by Item 14(a) above.

(c)	Tax Fees
The Partnership did not pay KPMG, LLP any amounts in 2004 and 2003 for professional services in connection with tax compliance, tax advice and tax planning. The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $10,800 in 2004 and $20,500 in 2003 for such services. These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)	All Other Fees
The Partnership did not pay KPMG, LLP any amounts in 2004 or 2003 for services other than those described in Item 9(e)(1) through Item 9(e)(3) of Schedule 14A of the Securities Exchange Act of 1934.

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

(f)	Less than 50% of the hours expended on KPMG, LLP's audit of the Partnership's financial statements were attributable to the work of persons who were not full-time, permanent employees of KPMG, LLP.

Part IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	The following documents are included herein:

	(1)	Financial Statements:
		a.	Report of Independent Registered Public Accounting Firm.
		b.	Statements of Financial Condition as of December 31, 2004 and 2003.
		c.	Statements of Operations and Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.
		d.	Condensed Schedule of Investments
		e.	Notes to Financial Statements

	(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes hereto.

	(3)	Exhibits: See the Index to Exhibits annexed hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005     IDS Managed Futures II, L.P.

By:	IDS Futures Corporation (General Partner)	By:	CIS Investments, Inc. (General Partner)

By:	/s/ Frank A. McCarthy Frank A. McCarthy President	By:	/s/ James A. Davison James A. Davison President, Chief Executive Officer and Director

By:		By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2005

By:	/s/ Frank A. McCarthy Frank A. McCarthy President	By:	/s/ James A. Davison James A. Davison President, Chief Executive Officer and Director

By:		By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Executive Vice President, Chief Financial Officer and Director

By:		By:	/s/ Annette A. Cazenave Annette A. Cazenave Vice President

Index to Exhibits

No.	Exhibits

3.1	Amended and Restated Limited Partnership Agreement.

10.1	Advisory Contract dated as of July 14, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.2	Amended Advisory Contracts dated March 31, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.3	Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.4	Advisory Contract dated as of July 8, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and Welton Investment Corporation.

10.5	Amendment to Advisory Contract dated December 31, 1999 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.

10.6	Guarantee dated March 21, 2000 between IDS Managed Futures II, L.P. and Cargill, Incorporated.

10.7	Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.

13.01	Annual Report to Unitholders for Fiscal Year 2004

14.01	CIS Investments, Inc. Code of Ethics

31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer

31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer

32.01	Section 1350 Certification

Note:	Exhibits 3.1 and 10.1 are incorporated by reference to Registration Statement No. 33-13938 declared effective on July 14, 1987, Post-Effective Amendment No. 1 declared effective on April 27, 1988 and Post-Effective Amendment No. 2 declared effective on May 4,1988.

Note:	Exhibits 10.2, 10.3 and 10.4 are incorporated by reference to Form 10-K filed by the Partnership on March 27, 1998.

Note:	Exhibits 10.5 and 10.6 are incorporated by reference to Form 10-K filed by the Partnership on March 28, 2000.

Note:	Exhibit 10.7 is incorporated by reference to Form 10-K filed by the Partnership on March 26, 2001.