Form 10-Q
period 2005-03-31
IDS MANAGED FUTURES II L P
filed 2005-05-17
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The number of units outstanding, as of March 31, 2005, is 7,955.39.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2005 and the additional time frames as noted:

	Fiscal Quarter Ended 03/31/05	Year to Date Ended 03/31/05	Fiscal Year Ended 12/31/04	Fiscal Quarter Ended 03/31/04	Year to Date Ended 03/31/04

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES II, L.P.

Statements of Financial Condition

	Mar 31, 2005	Dec 31, 2004
	(unaudited)
ASSETS
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$3,746,327	4,473,090
Unrealized gain on open contracts	20,368	380,042
Investment in other commodity pools	1,841,836	2,100,571

	5,608,531	6,953,703

Interest receivable	8,065	6,692
Redemptions receivable from other commodity pools	16,218	29,909

Total assets	$5,632,814	6,990,304

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accrued commissions	$6,390	12,984
Accrued exchange, clearing and NFA fees	122	98
Accrued management fees	6,276	8,062
Accrued incentive fees	0	20,358
Accrued operating expenses	15,349	25,000
Redemptions payable	29,873	54,353

Total liabilities	58,010	120,855

Partners' capital:
Limited partners ( 7,578.82 and 7,829.93 units outstanding at March 31, 2005 and December 31, 2004, respectively)	5,310,920	6,554,232
General partners (376.57 units outstanding at March 31, 2005 and December 31, 2004)	263,884	315,217

Total parters' capital	5,574,804	6,869,449

Total liabilities and partners' capital	$5,632,814	$6,990,304

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.

Statements of Operations

(unaudited)

	Jan 1, 2005 through Mar 31, 2005	Jan 1, 2005 through Mar 31, 2005	Jan 1, 2004 through Mar 31, 2004	Jan 1, 2004 through Mar 31, 2004
	Current Qtr	Year to Date	Current Qtr	Year to Date
Revenues:
Gain (loss) on trading of commodity contracts:
Realized (loss) gain on closed positions	$(508,635)	(508,635)	484,180	484,180
Change in unrealized (loss) on open positions	(359,675)	(359,675)	(337,378)	(337,378)
Interest income	22,668	22,668	9,338	9,338
Income from investment in other commodity pools	(163,195)	(163,195)	291,341	291,341
Foreign currency transaction (loss) gain	(14,267)	(14,267)	2,227	2,227

Total revenues	(1,023,104)	(1,023,104)	449,708	449,708

Expenses:
Commissions	59,237	59,237	53,319	53,319
Exchange, clearing and NFA fees	425	425	283	283
Management fees	20,269	20,269	25,815	25,815
Incentive fees	0	0	13,460	13,460
Operating expenses	5,307	5,307	8,000	8,000

Total expenses	85,238	85,238	100,877	100,877

Net (loss) income	$(1,108,342)	(1,108,342)	348,831	348,831

(Loss) income per unit of limited partnership interest *	$(136.32)	(136.32)	38.29	38.29
(Loss) income per unit of limited partnership interest *	(136.32)	(136.32)	38.29	38.29

* Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.

Statement of Changes in Partners' Capital

From January 1, 2005 through March 31, 2005

(unaudited)

	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2005	7,829.93	$6,554,232	315,217	6,869,449

Net loss	0	(1,057,009)	(51,333)	(1,108,342)

Partners' redemptions	(251.11)	(186,303)	0	(186,303)

Partners' capital at March 31, 2005	7,578.82	$5,310,920	263,884	5,574,804

Net asset value per unit January 1, 2005		$837.08	837.08

Net loss per unit		(136.32)	(136.32)

Net asset value per unit March 31, 2005		$700.76	700.76

* Units of limited partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P. Condensed Schedule of Investments March 31, 2005 (unaudited)
	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (1.12%)
Metals	44	2,235,180	83,817
Indices	34	1,741,358	(21,174)

		3,976,538	62,643

Forward positions (-2.97%)
Currencies	14	6,436,616	(165,427)

		6,436,616	(165,427)

Total long positions		$10,413,154	(102,784)

Short positions
Futures positions (0.17%)
Interest rates	151	21,367,169	7,919
Metals	15	780,125	(1,288)
Indices	38	1,133,160	3,041

		23,280,454	9,672

Forward positions (2.04%)
Currencies	15	11,830,753	113,480

		11,830,753	113,480

Total short positions		$35,111,207	123,152

Total open contracts (0.36%)			$20,368
Cash on deposit with brokers (67.20%)			3,746,327
Investment in other commodity pools (33.04%)			1,841,836
Other liabilities in excess of assets (-0.60%)			(33,727)

Net assets (100.0%)			$5,574,804

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

(1)    General Information and Summary

IDS Managed Futures II, L.P. (the Partnership), a limited partnership organized on April 21, 1987 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The Partnership began trading on June 14, 1987.

The General Partners are IDS Futures Corporation (IDSFC) and CIS Investments, Inc. (CISI) (collectively, the General Partners). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), an affiliate company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), also an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker collectively will be referred to as the Brokers.

Units of the Partnership representing an investment of $40 million were offered through December 31, 1988. Effective January 1, 1989, the Partnership no longer accepted new investors. During the combined offerings, 60,127.14 units, representing a total investment of $14,983,249, were purchased by the Limited Partners; and 627.95 units, representing a total investment of $150,110 were purchased by the General Partners. Refer to the IDS Managed Futures II, L.P. prospectus dated July 14, 1987.

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

Commissions

The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract. For trades executed by Sunrise Capital Partners, via the Partnership's investment in IDS Managed Fund LLC (refer to Footnote 6 - Investments in Other Commodity Pool), the Partnership paid $21.875 per half-turn contract. The Partnership pays these commissions directly to CIS and CISFS, and CIS then reallocates $18.625 and $12.50, respectively, to AEFA, which provides introducing brokerage service to the Partnership.

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

Reclassification

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

(3)    Fees

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the periods of these financial statements were made by the following Commodity Trading Advisors (CTAs): John W. Henry & Company, Inc. (JWH) and Sunrise Capital Partners (Sunrise), via the Partnership's investment in IDS Managed Fund LLC (refer to Footnote 6 - Investments in Other Commodity Pool). For the periods ending March 31, 2005, JWH was managing approximately 67% of the Partnership's assets while Sunrise was indirectly managing 33% of the Partnership's assets.

Under signed agreement each CTA receives a monthly management fee of 0.167% (a 2% annual rate) of the Partnership's month-end net assets under its management calculated before reduction for any incentive fee and redemptions for the month. Also, under signed agreement the Partnership pays to each CTA a quarterly incentive fee equal to 20% of the new trading profits, if any, attributable to trading directed by the CTA. This fee is calculated after deduction of all trading expenses including management fees.

(4)    Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner's pro rata share of the profits or losses of the Partnership.

(5)    Trading Activities and Related Risks

The Partnership's investment in other commodity pools is recorded at fair value and is subject to the market and credit risks of financial instruments and commodity contracts held or sold short by those entities. The Partnership bears the risk of loss only to the extent of the market value of its respective investments.

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

The purchase and sale of futures contracts and options on futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CE Act) requires a FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property, such as U.S. Treasury bills, deposited with a FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of a FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash on deposit with an affiliate interbank market maker in connection with its trading of forward contracts. In the event of interbank market maker's insolvency, recovery of the Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Due to forward contracts being traded in unregulated markets between principals, the Partnership also assumes a credit risk, the risk of loss from counterparty non-performance.

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

Net trading results from derivatives for the quarter ended March 31, 2005 and 2004, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2005, as disclosed in the Condensed Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the extent of the Partnership's involvement in derivatives at the date of the statements of financial condition.

The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments.

(6)     Investments in Other Commodity Pools

As of December 2001, the Partnership invests in another commodity pool, IDS Managed Fund LLC (IDSMF). Trading decisions for IDSMF for the quarter ended March 31, 2005, were made by Sunrise Capital Partners, LLC. The investment is subject to the terms of the respective advisory contract and other agreements of this commodity pool.

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

Summarized information reflecting the Partnership's investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, January 1, 2005	$2,100,571
Results of operations of IDSMF:
Revenues	(582,698)
Management fees	(37,170)
Incentive fees	0
Other expenses	(27,579)

Net income before allocation to limited partners	(647,447)
Allocation to the other limited partners	(484,252)

Partnership's income from investment in IDSMF	(163,195)

Partnership's redemptions from IDSMF	(95,540)

Net asset value of the Partnership's investment in IDSMF, March 31, 2005	$1,841,836

The following table is a summary of IDSMF's net assets, at March 31, 2005.

IDSMF Condensed Schedule of Investments March 31, 2005 (unaudited)
	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (1.49%)
Agriculture	24	$928,750	56,665
Interest Rates	75	9,067,721	21,188
Metals	39	1,931,309	36,445
Indices	19	2,472,830	(12,319)

		14,400,610	101,979

Forward positions (-5.30%)
Currencies	57	15,746,625	(361,859)

		15,746,625	(361,859)

Total long positions		$30,147,235	$(259,880)

Short positions
Futures positions (0.68%)
Interest rates	151	27,602,033	49,973
Metals	4	151,325	(3,513)

		27,753,358	46,460

Forward positions (3.00%)
Currencies	58	12,053,568	205,215

		12,053,568	205,215

Total short positions		$39,806,926	$251,675

Total open contracts (-0.13%)			$(8,205)
Cash on deposit with brokers (104.19%)			7,119,488
Other liabilities in exess of assets (-4.06%)			(278,246)

Net assets (100%)			$6,833,037

See accompanying notes to financial statements

(7)     Financial Highlights

The following financial highlights show the Partnership's financial performance for the three-month period ended March 31, 2005. Total return is calculated as the change in a theoretical limited partner's investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Net Asset Value per unit At December 31, 2004	$837.08
Loss per unit	(136.32)
Net Asset Value per unit At March 31, 2005	$700.76

Total Return:
Total return before incentive fee	(16.29)%
Less incentive fee allocation	0.00%
Total return	(16.29)%

Ratio to average net assets:
Net loss	(18.10)%

Expenses:
Expenses:	1.39%
Incentive fees	0.00%
Total expenses	1.39%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the three-month period ended March 31, 2005 and are not annualized. Ratios do not reflect income or expenses related to investment in other commodity pools.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Partnership's capital resources fluctuate based upon the redemption of units and the gains and losses of the Partnership's trading activities. For the three month period ended March 31, 2005, Limited Partners redeemed a total of 251.11 units for $186,303 and for the three month period ended March 31, 2004, Limited Partners redeemed a total of 363.77 units for $308,359.

The Partnership's involvement in the futures and forward markets exposes the Partnership to both market risk - the risk arising from changes in the market value of the futures and forward contracts held by the Partnership - and credit risk - the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Partnership is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Partnership's commodity trading advisors (Advisors) monitor the Partnership's trading activities and attempt to control the Partnership's exposure to market risk by, among other things, refining their trading strategies, adjusting position sizes of the Partnership's futures and forward contacts and re-allocating Partnership assets to different market sectors. The Partnership's primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Partnership. The Partnership also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Partnership will be exposed to the credit risk of the other party to such trades.

The Partnership's trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Partnership's satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Partnership.

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership's operation to date and are expected to continue to be so.

During the fiscal period-ended March 31, 2005, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

(b) Liquidity

The Partnership's assets are held in brokerage accounts with CIS and CISFS. Except in unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices. This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Partnership earned interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the period ended March 31, 2005, CIS had paid or accrued to pay interest of $22,668 to the Partnership and for the period ended March 31, 2004, CIS had paid or accrued to pay interest of $9,338 to the Partnership.

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

(c) Results of Operations

The Partnership's success depends on the Advisors' ability to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy. Because of the speculative nature of their trading, operational or economic trends have little relevance to the Partnership's results, and its past performance is not necessarily indicative of its future results. The General Partners believe, however, that there are certain market conditions - for example, markets with major price movements - in which the Partnership has a better opportunity of being profitable than in others.

The Advisors' programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as the Advisors base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If the Advisors' models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Advisors programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Partnership's positions while retaining most of the profits made from following the trend.

The performance summaries set forth below outline certain major price trends which the Advisors' programs have identified for the Partnership during the first quarter of fiscal years 2005 and 2004. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that the Advisors will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended March 31, 2005

The Partnership recorded a loss of $1,108,342 or $136.32 per unit for the first quarter of 2005. On March 31, 2005, JWH was managing 67% of the Partnership's assets while Sunrise was managing 33% of the Partnership's assets.

The Partnership's performance was negative in January. While the fixed-income sector recorded modest gains for the month, they weren't enough to offset the losses in other sectors. A choppy and erratic trading environment prevailed in anticipation of a series of world events: Iraqi elections, The Group of Seven finance ministers' meeting, the Federal Reserve's decision on interest rates and the release of key economic data. The currency sector was the most significant contributor to negative performance. The weak US dollar trend, which dominated the markets during the second half of 2004, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish and US economic data showed improvement The Canadian dollar/Japanese yen cross was the only positive contributor for the month, while the largest losses were in the euro and Swiss crosses against the Japanese Yen. Due to trend reversals and unprecedented volatility, trading in precious and base metals was negative for the month. The loss in metals was due to the weakness in both gold and aluminum. Gold, exhibiting a strong inverse relationship with the US dollar, came under pressure as the US dollar strengthened throughout the month. Supply increases in Shanghai put pressure on the Aluminum market. The Partnership's returns in the equity indices sector further hindered performance. The loss in indices resulted from a sell off in world equity markets as stocks weakened because energy prices rose during the month. The largest gain in this sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq e-mini. Overall, the Partnership recorded a loss of -8.45% for the month.

The Partnership's performance was negative in February. Gains in indices, coffee and base metals weren't enough to offset the combined losses in the other sectors traded. The under-performance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector. A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond and Treasury markets sold off. The catalyst for the dramatic moves higher in world interest rates was the cumulative effect of various events: U.S. 10-year Treasury notes fell after jobless claims unexpectedly declined, exports rose, the U.S. government sold $14 billion 10-year notes at a higher-than-expected yield, and the release of a higher-than-expected Producer Price Index in the U.S. helped to spark inflation fears worldwide. The largest gain was achieved in the Eurodollar, while the largest loss occurred in the Japanese government bond. Currencies were the other main contributor to the Partnership's losses. Initially, the U.S. dollar strengthened on the back of a rise in Treasury yields and US equities, then suddenly reversed directions and moved lower against most currencies. The largest gain was achieved in the Australian/Japanese yen cross, while the largest loss occurred in the Japanese yen. Overall, the Partnership recorded a loss of -4.64% for the month.

The Partnership's performance was negative for the month of March. Once again, gains in coffee and base metals were not enough to offset the losses in other sectors. A strengthening U.S. dollar and increasing inflation fears dominated the under-performance in most other sectors. Currencies were the most unprofitable sector during the month. The single most influential factor driving performance in this sector was the U.S. dollar. The dollar began the month in a weakening trend as the U.S. trade deficit widened to its second highest level ever. This trend reversed as the price of oil soared, the yield on the 10 year note rose to its highest level in seven months, and the Federal Reserve increased borrowing costs by a quarter percentage point. The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the British pound, the Euro and Swiss Franc. The Partnership was unprofitable in the fixed income sector for the month, as European and Domestic markets sold off and the Japanese bond markets rallied. Increases in energy prices and inflation expectations were the catalyst for the dramatic move higher in most of the world interest rates. The largest gain in this sector was achieved in the Eurodollar, while the largest loss occurred in the bund. Performance in the metals sector was profitable for the month; however gold and silver were driven by the volatility in the U.S. Dollar as precious metals tend to have an inverse relationship with the U.S. Dollar. Higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy. The largest gain was achieved in the Nasdaq e-mini, while the largest loss occurred in the Nikkei. Overall, the Partnership recorded a loss of -4.11% for the month.

During the quarter, investors redeemed a total of 251.11 units. At the end of the quarter there were 7,955.39 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ended March 31, 2005 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended March 31, 2004

The Partnership recorded a profit of $348,831 or $38.29 per unit for the first quarter of 2004. Performance throughout the quarter was strong. On March 31, 2004, JWH was managing 67% of the Partnership's assets while Sunrise was managing 33% of the Partnership's assets.

Although the markets were volatile, the Partnership was positive in January with many of the long-term trends remaining intact during the month. The declining U.S. dollar continued against most major currencies during the first half of the month. Following comments made both by the Federal Reserve Board regarding possible interest rate increases and the European Central Bank alluding to possible intervention in the currency markets, the U.S. dollar strengthened significantly against most currencies. The long Japanese yen and British pound positions made the greatest contribution to profits. This sector was the best performer during January. Base metals continued to perform well as prices escalated due to the strong demand from China. Copper, aluminum and silver were profitable. Overall, the Partnership recorded a profit of 1.55% for the month.

Because of an unusually high level of weather-related demand, tight U.S. inventories, and OPEC agreeing to cut production, crude oil was one of the most profitable markets in February. The fixed income sector was also a top performer. Interest rates continued to move lower in the U.S., Europe, and Asia as inflation remained low in all three regions. The most profitable positions were Euro bunds, Japanese 10-year bond, and the U.S. 10-year notes and 30-year bonds. Despite a high level of volatility, the currency sector was also profitable for the month. The U.S. dollar began to make an upside breakout due to speculation that the Federal Reserve would raise interest rates if the U.S. economy continued to improve. The best performing positions were: Euro/Pound cross, long positions in British pounds versus Japanese yen, the Euro and the Swiss franc. The metals sector also contributed to profitability with copper leading the way followed by silver and aluminum. All were driven by strong demand, dollar weakness and declining inventories. The supply situation was favorable for grains as well with unusually tight inventories sending corn and bean prices to new contract highs. Overall, the Partnership recorded a profit of 6.94% for the month.

March was a particularly challenging month. Terrorist activities in Spain and heightened tensions in the Middle East kept those looking for investment opportunities on the sideline. The agricultural sector was the best performer for the month led by grains, whose prices rose based on a surge in export demand, followed by a drop in cotton prices based on USDA reports that sales are slowing. In precious metals both gold and silver extended their gains as demand continued to rise and despite the U.S. dollar strengthening. Silver was the best performer overall, reaching a 17 year high of $8.30 an ounce. Base metals experienced a period of consolidation and remained within a road and volatile trading range as the market weighed information that China's appetite may be waning. Geopolitical risk and OPEC's production cut helped crude oil and related products retain lofty price levels. Natural gas had the highest gain for the sector followed by crude oil. The unprofitable currency sector was dominated by the action in the Japanese yen, orchestrated by the Bank of Japan which intervened in the foreign exchange market by buying over $40 billion U.S. dollars/selling Japanese yen. Most other currencies traded in a sideways fashion in varying degrees of volatility. Overall, the Partnership recorded a loss of -3.53% for the month.

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

(d) Off-Balance-Sheet Arrangements; Disclosure of Contractual Obligations

There have been no material changes with respect to the Partnership's off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) or disclosures of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10-K of the Partnership dated December 31, 2004.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of CISI have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

a)	None
b)	None
c)	TThe Partnership permits Limited Partners to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by partners during the first quarter of 2005:

Month	Units Redeemed	Redemption Date NAV per Unit
January	114.77	$ 766.32
February	93.71	$ 730.78
March	42.63	$ 700.76
Total	251.11

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

a)	None
b)	None

Item 6.    Exhibits

	a)	Exhibits

	Exhibit Number	Description of Document
	3.1	Amended and Restated Limited Partnership Agreement.
	10.1	Advisory Contract dated as of July 14, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.2	Amended Advisory Contracts dated March 31, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.3	Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.4	Advisory Contract dated as of July 8, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and Welton Investment Corporation.
	10.5	Amendment to Advisory Contract dated December 31, 1999 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.
	10.6	Guarantee dated March 21, 2000 between IDS Managed Futures II, L.P. and Cargill, Incorporated
	10.7	Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures II, L.P. and John W. Henry & Company, Inc.
	31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
	32.01	Section 1350 Certification

Note:	Exhibits 3.1 and 10.1 are incorporated by reference to Registration Statement No. 33-13938 declared effective on July 14, 1987, Post-Effective Amendment No. 1 declared effective on April 27, 1988 and Post-Effective Amendment No. 2 declared effective on May 4,1988.
Note:	Exhibits 10.2, 10.3 and 10.4 are incorporated by reference to Form 10-K filed by the Partnership on March 27, 1998.
Note:	Exhibits 10.5 and 10.6 are incorporated by reference to Form 10-K by the Partnership on March 28, 2000.
Note:	Exhibit 10.7 is incorporated by reference to Form 10-K by the Partnership on March 26, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES II, L.P.

Date: May 12, 2005

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