Form 10-K/A
period 2004-12-31
IDS MANAGED FUTURES II L P
filed 2005-07-01
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

We have amended the Form 10-K for the fiscal year ended December 31, 2004 to include the name of the accountants as well as the city and state of the office that performed the audit for KPMG LLP on the Report of Independent Registered Public Accounting Firm in Exhibit 13.01. We also included an additional Exhibit, 13.02 for the purposes of reporting the financial statements and schedule for IDS Managed Fund LLC.

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
Notes to Financial Statements
Acknowledgement
Exhibit 13.02 - Financial Statements and Schdedule IDS MANAGED FUND LLC
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