Form 10-Q
period 2005-06-30
IDS MANAGED FUTURES II L P
filed 2005-08-15
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
Yes       No

The number of units outstanding, as of June 30, 2005, is 7,669.01.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2005 and the additional time frames as noted:

	Fiscal Quarter Ended 06/30/05	Year to Date Ended 06/30/05	Fiscal Year Ended 12/31/04	Fiscal Quarter Ended 06/30/04	Year to Date Ended 06/30/04

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES II, L.P.

Statements of Financial Condition

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$3,835,038	4,473,090
Unrealized gain on open contracts	406,162	380,042
Investment in other commodity pools	1,683,059	2,100,571

	5,924,259	6,953,703

Interest receivable	8,133	6,692
Redemptions receivable from other commodity pools	24,562	29,909

Total assets	$5,956,954	6,990,304

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accrued commissions	$10,817	12,984
Accrued exchange, clearing and NFA fees	59	98
Accrued management fees	7,054	8,062
Accrued incentive fees	-	20,358
Accrued operating expenses	16,368	25,000
Redemptions payable	45,203	54,353

Total liabilities	79,501	120,855

Partners' capital:
Limited partners ( 7,292.44 and 7,829.93 units outstanding at June 30, 2005 and December 31, 2004, respectively)	5,588,854	6,554,232
General partners (376.57 units outstanding at June 30, 2005 and December 31, 2004)	288,599	315,217

Total parters' capital	5,877,453	6,869,449

Total liabilities and partners' capital	$5,956,954	6,990,304

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.

Statements of Operations

(unaudited)

	April 1, 2005 through June 30, 2005	Jan 1, 2005 through June 30, 2005	April 1, 2004 through June 30, 2004	Jan 1, 2004 through June 30, 2004
	Current Qtr	Year to Date	Current Qtr	Year to Date
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$244,150	(264,485)	(824,834)	(340,654)
Change in unrealized gain (loss) on open positions	385,794	26,119	(110,284)	(447,662)
Interest income	23,286	45,954	10,531	19,869
Loss (income) from investment in other commodity pools	(45,488)	(208,683)	(280,979)	10,362
Foreign currency transaction loss	(3,810)	(18,077)	(8,603)	(6,376)

Total revenues	603,932	(419,172)	(1,214,169)	(764,461)

Expenses:
Commissions	68,222	127,459	60,986	112,616
Exchange, clearing and NFA fees	415	840	1,693	3,665
Management fees	19,717	39,986	20,498	46,313
Incentive fees	-	-	-	13,460
Operating expenses	6,247	11,554	8,000	16,000

Total expenses	94,601	179,839	91,177	192,054

Net income (loss)	$509,331	(599,011)	(1,305,346)	(956,516)

Income (loss) per unit of limited partnership interest *	$65.63	(70.69)	(150.47)	(112.18)
Income (loss) per unit of general partnership interest *	65.63	(70.69)	(150.47)	(112.18)

* Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.

Statement of Changes in Partners' Capital

From January 1, 2005 through June 30, 2005

(unaudited)

	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2005	7,829.93	$6,554,232	315,217	6,869,449

Net loss		(572,393)	(26,618)	(599,011)

Partners' redemptions	(537.49)	(392,985)	-	(392,985)

Partners' capital at June 30, 2005	7,292.44	$5,588,854	288,599	5,877,453

Net asset value per unit at January 1, 2005		$837.08	837.08

Net loss per unit		(70.69)	(70.69)

Net asset value per unit at June 30, 2005		$766.39	766.39

* Units of limited partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P. Condensed Schedule of Investments June 30, 2005 (unaudited)
	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (3.44%)
Metals	255	50,613,139	176,529
Indices	29	1,503,658	2,587
Interest Rates	30	1,553,373	22,980

		53,670,170	202,096

Forward positions (-2.01%)
Currencies	17	6,719,186	(118,291)

Total long positions		$60,389,356	83,805

Short positions
Futures positions (-0.40%)
Metals	18	940,881	(23,544)

Forward positions (5.88%)
Currencies	16	17,982,523	345,901

Total short positions		$18,923,404	322,357

Total open contracts (6.91%)			$406,162
Cash on deposit with brokers (65.25%)			3,835,038
Investment in other commodity pools (28.64%)			1,683,059
Liabilities in excess of other assets (-0.80%)			(46,806)

Net assets (100.0%)			$5,877,453

See accompanying notes to financial statements.

IDS MANAGED FUTURES II, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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

The General Partners are IDS Futures Corporation (IDSFC) and CIS Investments, Inc. (CISI) (collectively, the General Partners). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. IDS Futures is an affiliate of Ameriprise Financial Services, Inc. (AMPF), formerly American Express Financial Advisors Inc. which acts as the Partnership's introducing broker and selling agent. The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), an affiliate company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), also an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker collectively will be referred to as the Brokers.

On February 1, 2005, American Express Company (American Express) announced plans to pursue a spin off to American Express shareholders of its American Express Financial Advisors division. The separation from American Express is expected to be completed on or after September 30, 2005, subject to certain regulatory and other approvals, including the final approval by the board of directors of American Express. On Aug. 1, 2005 in anticipation of its separation from American Express, American Express Financial Advisors Inc. has changed its name to Ameriprise Financial Services, Inc.

After the expected separation from American Express, Ameriprise Financial Services, Inc. will no longer be affiliated with American Express.

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

Commissions

The Partnership pays CIS commissions on trades executed on its behalf at a rate of $29.375 per half-turn contract. For trades executed by Sunrise Capital Partners, via the Partnership's investment in IDS Managed Fund LLC (refer to Footnote 6 - Investments in Other Commodity Pool), the Partnership paid $21.875 per half-turn contract. The Partnership pays these commissions directly to CIS and CISFS, and CIS then reallocates $18.625 and $12.50, respectively, to AMPF, which provides introducing brokerage service to the Partnership.

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

(3)    Fees

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the periods of these financial statements were made by the following Commodity Trading Advisors (CTAs): John W. Henry & Company, Inc. (JWH) and Sunrise Capital Partners (Sunrise), via the Partnership's investment in IDS Managed Fund LLC (refer to Footnote 6 - Investments in Other Commodity Pool). For the periods ending June 30, 2005, JWH was managing approximately 72% of the Partnership's assets while Sunrise was indirectly managing 28% of the Partnership's assets.

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

Net trading results from derivatives for the quarter ended June 30, 2005 and 2004, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2005, as disclosed in the Condensed Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the extent of the Partnership's involvement in derivatives at the date of the statements of financial condition.

The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments.

(6)     Investments in Other Commodity Pools

As of December 2001, the Partnership invests in another commodity pool, IDS Managed Fund LLC (IDSMF). Trading decisions for IDSMF for the quarter ended June 30, 2005, were made by Sunrise Capital Partners, LLC. The investment is subject to the terms of the respective advisory contract and other agreements of this commodity pool.

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

Summarized information reflecting the Partnership's investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, January 1, 2005	$2,100,570
Results of operations of IDSMF:
Revenues	(693,714)
Management fees	(69,067)
Incentive fees	-
Other expenses	(51,174)
Net loss before allocation to limited partners	(813,955)
Allocation to the other limited partners	(605,272)
Partnership's loss from investment in IDSMF	(208,683)
Partnership's redemptions from IDSMF	(208,828)
Net asset value of the Partnership's investment in IDSMF, June 30, 2005	$1,683,059

The following table is a summary of IDSMF's net assets, at June 30, 2005.

IDSMF Condensed Schedule of Investments June 30, 2005 (unaudited)
	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (-0.70%)
Agriculture	26	$689,010	(86,983)
Interest Rates	92	6,147,766	94,432
Metals	11	707,850	(48,526)
Indices	7	978,292	408

		8,522,918	(40,669)

Forward positions (-2.25%)
Currencies	17	6,453,759	(131,149)

Total long positions		$14,976,677	$(171,818)

Short positions
Futures positions (0.05%)
Metals	8	523,375	3,060

Forward positions (2.89%)
Currencies	61	12,744,912	168,041

Total short positions		$13,268,287	$171,101

Total open contracts (-0.01%)			$(717)
Cash on deposit with brokers (104.48%)			6,071,313
Liabilities in excess of other assets (-4.47%)			(259,868)

Net assets (100%)			$5,810,728

See accompanying notes to financial statements

(7)     Financial Highlights

The following financial highlights show the Partnership's financial performance for the six-month period ended June 30, 2005. Total return is calculated as the change in a theoretical limited partner's investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Net Asset Value per unit At December 31, 2004	$837.08
Loss per unit	(70.69)
Net Asset Value per unit At June 30, 2005	$766.39

Total Return:
Total return before incentive fee	(8.44)%
Less incentive fee allocation	0.00%
Total return	(8.44)%

Ratio to average net assets:
Net loss	(10.14)%

Expenses:
Expenses:	3.04%
Incentive fees	0.00%
Total expenses	3.04%

The net loss and expense ratios are computed based upon the weighted average net assets for the Partnership for the six-month period ended June 30, 2005 and are not annualized. Ratios do not reflect income or expenses related to investment in other commodity pools.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Partnership's capital resources fluctuate based upon the redemption of units and the gains and losses of the Partnership's trading activities. For the six-month period ended June 30, 2005, Limited Partners redeemed a total of 537.49 units for $392,985 and for the six month period ended June 30, 2004, Limited Partners redeemed a total of 470.83 units for $385,201.

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

During the fiscal period-ended June 30, 2005, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

The Partnership earned interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the period ended June 30, 2005, CIS had paid or accrued to pay interest of $45,954 to the Partnership and for the period ended June 30, 2004, CIS had paid or accrued to pay interest of $19,869 to the Partnership.

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

The performance summaries set forth below outline certain major price trends which the Advisors' programs have identified for the Partnership during the second quarter of fiscal years 2005 and 2004. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that the Advisors will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended June 30, 2005

The Partnership recorded net income of $509,331 or $65.63 per unit for the second quarter of 2005. On June 30, 2005, JWH was managing 72% of the Partnership's assets while Sunrise was managing 28% of the Partnership's assets.

The Fund's performance was negative for the month of April. The period of relatively high volatility with no sustained price trends continued from the first quarter of 2005. The Fund's underperformance was driven by a change in the Federal Reserve's view on inflationary pressures. Economic data released in March showed a pickup in the US inflation rate due to higher energy prices, new economic data released in April showing weaker inflationary pressures, forced the Fed to change its view. The currency sector was the most unprofitable sector during April due to the strength of both the Japanese yen, the Canadian dollar/ Japanese yen cross, the Euro/Yen cross and the Swiss/yen cross. The largest gain in this sector was achieved in the euro/British pound cross, while the largest loss occurred in the Japanese yen. Stock indices sector was flat to slightly positive for the month as the world's equity markets traded lower falling to new lows for the year. The Fund was able to profit from the decline in the Nasdaq e-mini, but the profits were held back by the combined losses suffered in the Eurostoxx and Nikkei. The metals sector was unprofitable for the month. LME aluminum and LME copper had the largest losses within the sector, while gold and silver also added to the sector's losses as currency related volatility plagued the precious metal markets. All components of this sector were negative. The Fund was unprofitable in the agriculture sector for the month as a result of the instability of the NY coffee market. The largest gain in this sector was achieved in cotton, while the largest loss occurred in NY coffee.

May brought positive performance for the Fund. The currency and fixed income sectors led profitability with robust gains that offset lackluster returns in the other sectors. The currency sector was the stronger performer in May as the euro fell to a seven-month low against the dollar and weakened against most other major currencies. The largest gains in this sector were achieved in the dollar positions against the euro, Swiss Franc and Yen. Losses occurred in the British Pound, Australian Dollar, New Zealand Dollar, Singapore Dollar, Swedish Krona and euro/British Pound cross. The fixed income sector was profitable as both European and US bonds rose during the month. The largest gains in this sector were: the German 10-year bund which rose to a record high anticipating lower interest rates as the European economy slows; US Treasuries which rallied on diminished inflation fears and the 10-year note which broke 4% for the first time since February. The largest gain was achieved in the bund, while only losses occurred in Eurodollars. Stock Indices were negative for the month. Most of the world indices were higher on the month. All components of this sector were negative except for minor gains in the DAX (Germany) Stock Index. The Largest loss came from the Nasdaq e-mini. The Fund's performance in the agricultural sector was negative as cotton fell almost 13% from April's highs. The metals sector was slightly positive with Gold, which traded near a three month low, representing the largest gain and Copper representing the largest loss.

The Fund was profitable in June. The fixed income and currency sectors led profitability on the strength of the U.S. dollar and the global fixed income markets. These gains were mainly due to the U.S. Federal Reserve raising interest rates another quarter point to 3.25 percent. Hindering performance was volatility in the metals sector, along with lackluster returns in indices. The fixed income sector was the Fund's strongest performer for the month, as global bond markets continued to rally. The majority of the sector's gains came from the strength in both Germany's and Japan's fixed income markets. The largest gains in this sector were achieved in the bund, and US Treasury Notes and Bonds while the largest loss occurred in the Eurodollar (3mth). The currency sector was the Fund's other solid performer. The U.S. dollar posted its largest quarterly gain against the euro since 2001 and rose against the yen as the market anticipated the quarter point increase by the Federal Reserve on June 30th. The dollar also benefited from the yield advantage against the Japanese yen, Swiss franc and the euro. Also boosting the sector's performance was the weakness in the British pound against the U.S. dollar. Other gains in this sector were achieved in the Japanese yen, Swiss Franc, and Swedish Krona. The losses occurred in the Australian dollar, New Zealand dollar, Singapore dollar and South African Rand. Performance was slightly positive in indices during the month. Overall, stocks fell during the month as the Federal Reserve raised its benchmark interest rate for the ninth time this year. The largest gains in this sector were achieved in the Eurostoxx 50 and the DAX, while the largest loss occurred in the Nasdaq e-mini. Metals were negative for the month as volatility also hurt this sector's performance. Gold rose for the majority of the month and then fell towards the end of the month as the U.S. dollar strengthened and the U.S. Federal Reserve raised interest rates. All components of this sector were flat or had negative performance for the month. The largest losses occurred in gold and nickel. Performance in the agricultural sector was down for the month as trading in cotton, wheat, soybeans and soy meal hindered returns. All components of this sector were negative for the month.

During the quarter, investors redeemed a total of 286.35 units. At the end of the quarter there were 7,669.01 units outstanding (including 376.57 units owned by the General Partners).

During the fiscal quarter ended June 30, 2005 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

Fiscal Quarter ended June 30, 2004

The Partnership recorded a loss of $1,305,346 or $(150.47) per unit for the second quarter of 2004. On June 30, 2004, JWH was managing 64% of the Partnership's assets while Sunrise was managing 36% of the Partnership's assets.

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

Indices were negative in April. More than half of the companies in the Standard & Poor's 500 Index reported earnings and 78% of these surpassed analysts' forecasts. Japanese equity markets were strong all month while the U.S. and some of the European stock markets faltered later in the month.

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

The exceptions to the non-definition were the energy markets. The price of oil reached record highs on continued supply concerns and increased geopolitical risk. China's increasing appetite for petroleum placed additional strain on available production while Saudi Arabia's offer to increase production had little effect on stabilizing the price of crude oil. All components in this sector were profitable with best performance coming from London gas oil and crude oil.

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

The metals sector was unprofitable in May. Metal prices fell lower for most of the month. Base metals came under pressure due to prospects that China's demand for raw materials will weaken as its economy slows. This sector failed to register any components in positive territory with the largest loss coming from aluminum.

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

The Partnership's performance was negative in January. While the fixed-income sector recorded modest gains for the month, they weren't enough to offset the losses in other sectors. A choppy and erratic trading environment prevailed in anticipation of a series of world events: Iraqi elections, The Group of Seven finance ministers' meeting, the Federal Reserve's decision on interest rates and the release of key economic data. The currency sector was the most significant contributor to negative performance. The weak US dollar trend, which dominated the markets during the second half of 2004, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish and US economic data showed improvement The Canadian dollar/Japanese yen cross was the only positive contributor for the month, while the largest losses were in the euro and Swiss crosses against the Japanese Yen. Due to trend reversals and unprecedented volatility, trading in precious and base metals was negative for the month. The loss in metals was due to the weakness in both gold and aluminum. Gold, exhibiting a strong inverse relationship with the US dollar, came under pressure as the US dollar strengthened throughout the month. Supply increases in Shanghai put pressure on the Aluminum market. The Partnership's returns in the equity indices sector further hindered performance. The loss in indices resulted from a sell off in world equity markets as stocks weakened because energy prices rose during the month. The largest gain in this sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq e-mini. Overall, the Partnership recorded a loss of (8.45)% for the month.

The Partnership's performance was negative in February. Gains in indices, coffee and base metals weren't enough to offset the combined losses in the other sectors traded. The under-performance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector. A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond and Treasury markets sold off. The catalyst for the dramatic moves higher in world interest rates was the cumulative effect of various events: U.S. 10-year Treasury notes fell after jobless claims unexpectedly declined, exports rose, the U.S. government sold $14 billion 10-year notes at a higher-than-expected yield, and the release of a higher-than-expected Producer Price Index in the U.S. helped to spark inflation fears worldwide. The largest gain was achieved in the Eurodollar, while the largest loss occurred in the Japanese government bond. Currencies were the other main contributor to the Partnership's losses. Initially, the U.S. dollar strengthened on the back of a rise in Treasury yields and US equities, then suddenly reversed directions and moved lower against most currencies. The largest gain was achieved in the Australian/Japanese yen cross, while the largest loss occurred in the Japanese yen. Overall, the Partnership recorded a loss of (4.64)% for the month.

The Partnership's performance was negative for the month of March. Once again, gains in coffee and base metals were not enough to offset the losses in other sectors. A strengthening U.S. dollar and increasing inflation fears dominated the under-performance in most other sectors. Currencies were the most unprofitable sector during the month. The single most influential factor driving performance in this sector was the U.S. dollar. The dollar began the month in a weakening trend as the U.S. trade deficit widened to its second highest level ever. This trend reversed as the price of oil soared, the yield on the 10 year note rose to its highest level in seven months, and the Federal Reserve increased borrowing costs by a quarter percentage point. The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the British pound, the Euro and Swiss Franc. The Partnership was unprofitable in the fixed income sector for the month, as European and Domestic markets sold off and the Japanese bond markets rallied. Increases in energy prices and inflation expectations were the catalyst for the dramatic move higher in most of the world interest rates. The largest gain in this sector was achieved in the Eurodollar, while the largest loss occurred in the bund. Performance in the metals sector was profitable for the month; however gold and silver were driven by the volatility in the U.S. Dollar as precious metals tend to have an inverse relationship with the U.S. Dollar. Higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy. The largest gain was achieved in the Nasdaq e-mini, while the largest loss occurred in the Nikkei. Overall, the Partnership recorded a loss of (4.11)% for the month.

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

March was a particularly challenging month. Terrorist activities in Spain and heightened tensions in the Middle East kept those looking for investment opportunities on the sideline. The agricultural sector was the best performer for the month led by grains, whose prices rose based on a surge in export demand, followed by a drop in cotton prices based on USDA reports that sales are slowing. In precious metals both gold and silver extended their gains as demand continued to rise and despite the U.S. dollar strengthening. Silver was the best performer overall, reaching a 17 year high of $8.30 an ounce. Base metals experienced a period of consolidation and remained within a road and volatile trading range as the market weighed information that China's appetite may be waning. Geopolitical risk and OPEC's production cut helped crude oil and related products retain lofty price levels. Natural gas had the highest gain for the sector followed by crude oil. The unprofitable currency sector was dominated by the action in the Japanese yen, orchestrated by the Bank of Japan which intervened in the foreign exchange market by buying over $40 billion U.S. dollars/selling Japanese yen. Most other currencies traded in a sideways fashion in varying degrees of volatility. Overall, the Partnership recorded a loss of (3.53)% for the month.

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

Item 5. Subsequent Event

On June 22, 2005, Cargill, Incorporated ("Cargill") and Refco Group Ltd., LLC ("Refco") announced that they had entered into a definitive agreement for Refco to acquire the global brokerage operations of Cargill's subsidiary, Cargill Investor Services, Inc. ("CIS"). CIS is the owner of CISI. After the acquisition closes, Refco will become the owner of CISI and Refco's subsidiary, Refco, LLC, will become the futures broker for the Partnership. The acquisition will close upon receipt of necessary regulatory approvals and satisfaction of other contractual closing conditions.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

a)	None
b)	None
c)	The Partnership permits Limited Partners to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by partners during the second quarter of 2005:

Month	Units Redeemed	Redemption Date NAV per Unit
April	72.90	$ 684.38
May	154.47	$ 722.39
June	58.98	$ 766.39
Total	286.35

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

Date: August 15, 2005

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