Form 10-K/A
period 2004-12-31
IDS MANAGED FUTURES II L P
filed 2005-08-19
CIK 813831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

We have amended the Form 10-K for the fiscal year ended December 31, 2004 for the purposes of reporting additional years in the financial statements for IDS Managed Fund LLC. in Exhibit 13.02.

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

Date: August 19, 2005     IDS Managed Futures II, L.P.

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

Date: August 19, 2005

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